Form 10-Q
period 1996-06-30
SECTOR STRATEGY FUND VI LP
filed 1996-08-14
CIK 904364

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996
                               --------------

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

            Delaware                                      13-3714541
- -------------------------------              ---------------------------------
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

                                 212-236-4161
               ------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                     Yes  X    No_____
                                                                 -----

                       This document contains 11 pages.
     There are no exhibits and no exhibit index filed with this document.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     THE SECTOR STRATEGY FUND/SM/ VI L.P.
                    --------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                   June 30,      December 31,
                                                     1996            1995
                                                     ----            ----
ASSETS
- ------
Accrued interest                                   $   145,776     $   221,036
Equity in commodity futures trading accounts:
  Cash and option premiums                          36,867,125      51,992,222
  Net unrealized gain on open contracts                235,637       2,515,186
                                                 -------------   -------------

         TOTAL                                     $37,248,538     $54,728,444
                                                 =============   =============


LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

LIABILITIES:
  Redemptions payable                              $ 1,272,044     $ 3,684,264
  Brokerage commissions payable (Note 2)               229,775         295,137
  Profit shares                                         32,225         318,030
  Administrative expense payable (Note 2)                5,892               -
                                                 -------------   -------------

       Total liabilities                             1,539,936       4,297,431
                                                 -------------   -------------

PARTNERS' CAPITAL:
  General Partners (6,971 and 6,971 Units)             726,295         723,241
  Limited Partners (334,799 and 477,746 Units)      34,982,307      49,707,772
                                                 -------------   -------------

       Total partners' capital                      35,708,602      50,431,013
                                                 -------------   -------------

         TOTAL                                     $37,248,538     $54,728,444
                                                 =============   =============

NET ASSET VALUE PER UNIT
(Based on 341,770 and 484,717 Units outstanding)       $104.48         $104.04
                                                       =======         =======

See notes to financial statements.

                     THE SECTOR STRATEGY FUND/SM/ VI L.P.
                    --------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                        For the three    For the three      For the six      For the six
                                         months ended     months ended      months ended     months ended
                                        June 30, 1996    June 30, 1995     June 30, 1996    June 30, 1995
                                        -------------    -------------     -------------    -------------
REVENUES:
  Trading profits (loss):
     Realized                              $1,354,967      $ 6,799,277       $ 3,628,026      $ 9,679,997
     Change in unrealized                  (1,293,628)      (4,980,446)       (2,279,549)      (4,464,041)
                                        -------------    -------------     -------------    -------------

        Total trading results                  61,339        1,818,831         1,348,477        5,215,956
                                        -------------    -------------     -------------    -------------

  Interest income                             463,080        1,169,487           976,551        2,392,293
                                        -------------    -------------     -------------    -------------

        Total revenues                        524,419        2,988,318         2,325,028        7,608,249
                                        -------------    -------------     -------------    -------------

EXPENSES:
  Profit shares                                32,225          383,024           370,985          616,370
  Brokerage commissions (Note 2)              708,501        1,727,318         1,505,905        3,421,900
  Administrative expense (Note 2)              18,166                -            38,613                -
                                        -------------    -------------     -------------    -------------

        Total expenses                        758,892        2,110,342         1,915,503        4,038,270
                                        -------------    -------------     -------------    -------------

NET (LOSS)  INCOME                        $  (234,473)     $   877,976       $   409,525      $ 3,569,979
                                        =============    =============     =============    =============

NET (LOSS) INCOME  PER UNIT:
  Weighted average number of units
    outstanding                               376,592          859,507           409,190          903,597
                                              =======          =======           =======          =======

  Weighted average net (loss)
    income per unit                             $(.62)           $1.02             $1.00            $3.95
                                                =====            =====             =====            =====

See notes to financial statements.

                     THE SECTOR STRATEGY FUND/SM/ VI L.P.
                    --------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------

                For the six months ended June 30, 1996 and 1995
                -----------------------------------------------

                                         Limited       General
                           Units        Partners       Partner         Total
                           -----        --------       -------         -----
PARTNERS' CAPITAL,
 DECEMBER 31, 1994         959,450     $92,015,350   $1,171,862     $93,187,212

  Net income                     -       3,523,705       46,274       3,569,979

  Redemptions             (156,348)    (15,711,007)           -     (15,711,007)
                        -----------   -------------  -----------   -------------

PARTNERS' CAPITAL,
  JUNE 30, 1995            803,102     $79,828,048   $1,218,136     $81,046,184
                        ===========   =============  ===========   =============


PARTNERS' CAPITAL,
  DECEMBER 31, 1995        484,717     $49,707,772     $723,241     $50,431,013

Net income                       -         406,471        3,054         409,525

Redemptions               (142,947)    (15,131,936)           -     (15,131,936)
                        -----------   -------------  -----------   -------------

PARTNERS' CAPITAL,
  JUNE 30, 1996            341,770     $34,982,307     $726,295     $35,708,602
                        ===========   =============  ===========   =============

See notes to financial statements.

                     THE SECTOR STRATEGY FUND/SM/ VI L.P.
                    --------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Sector Strategy Fund/SM/ VI L.P. (the "Partnership") as of June 30, 1996 and the results of its operations for the six months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995 (the "Annual Report").


2.   RELATED PARTY TRANSACTIONS


     The Partnership pays brokerage commissions to MLF, at a flat monthly rate of 0.833 of 1% (a 10% annual rate) of the Partnership's month-end Net Assets allocated to trading. Assets allocated to trading are not reduced, for purposes of calculating brokerage commissions, by any accrued but unpaid brokerage commissions, Profit shares or other fees or charges. Effective January 1, 1996, the brokerage commission the Partnership pays to the Commodity Broker was reduced to .8125% (a 9.75% annual rate), and the Partnership began to pay an administrative fee to the General Partner of .020833% (a .25% annual rate). The General Partner estimates that the round-turn equivalent commission rate charged to the Partnership during the six months ended June 30, 1996 and 1995 was approximately $97 and $27, respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

     MLF pays the Advisors annual Consulting Fees ranging from 1.5% to 4% of the Partnership's average month-end assets allocated to them for management, after reduction for a portion of the brokerage commissions.


3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, energy and metals. The Partnership's revenues by reporting category for the six months ended June 30, 1996 were as follows:

                                       1996
                                       ----
     Interest rates                $ (743,220)
     Stock indices                    669,091
     Commodities                     (258,923)
     Currencies                     1,468,603
     Energy                           904,136
     Metals                          (691,210)
                                 ---------------

                                   $1,348,477
                                 ===============

     Market Risk
     -----------

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

     Fair Value
     ----------

     The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Statements of Financial Condition and the related profit or loss reflected in trading revenues in the Statements of Operations. The contract/notional values of open contracts as of June 30, 1996 and December 31, 1995 were as follows:

                                1996                                           1995
             ------------------------------------------     -----------------------------------------

               Commitment to         Commitment to            Commitment to         Commitment to
             Purchase (Futures,      Sell (Futures,         Purchase (Futures,      Sell (Futures,
             Options & Forwards)   Options &  Forwards)     Options & Forwards)   Options & Forwards)
             -------------------   --------------------     -------------------   -------------------
     Interest rates  $ 64,362,148      $30,852,151              $256,222,206          $40,197,235
     Stock indices     12,019,396        1,668,252                15,444,099              152,859
     Commodities       15,292,607        1,124,155                10,022,922            1,592,560
     Currencies        23,309,598       32,408,455                18,652,929           28,557,604
     Energy             5,760,975                -                 7,836,813                    -
     Metals            13,861,908       11,034,270                10,771,040            3,811,615
                   ---------------   --------------           ---------------       --------------

                     $134,606,632      $77,087,283              $318,950,009          $74,311,873
                   ===============   ==============           ===============       ==============

     Substantially all of the Partnership's derivative instruments outstanding as of June 30, 1996 expire within one year.

     The contract/notional value of exchange-traded and non-exchange-traded open derivative instrument positions as of June 30, 1996 and December 31, 1995 was as follows:

                                     1996                                       1995
             ------------------------------------------------  -----------------------------------------

                     Commitment to        Commitment to          Commitment to        Commitment to
                   Purchase (Futures,     Sell (Futures,       Purchase (Futures,     Sell (Futures,
                   Options & Forwards)  Options & Forwards)    Options & Forwards)  Options & Forwards)
                   ------------------   ------------------     ------------------   ------------------
     Exchange
      traded          $118,503,844         $61,541,521            $301,919,279          $55,897,578
     Non-Exchange
       traded           16,102,788          15,545,762              17,030,730           18,414,295
                   ----------------     ---------------        ----------------     ----------------

                      $134,606,632         $77,087,283            $318,950,009          $74,311,873
                   ================     ===============        ================     ================

     The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the six months ended June 30, 1996 and the year ended December 31, 1995 was as follows:

                                      1996                                             1995
                    ----------------------------------------         --------------------------------------
                        Commitment to         Commitment to              Commitment to        Commitment to
                      Purchase (Futures,      Sell (Futures,           Purchase (Futures,     Sell (Futures,
                    Options & Forwards)   Options & Forwards)        Options & Forwards)  Options & Forwards)
                    ------------------    ------------------         ------------------   ------------------
     Interest rates    $ 80,270,657           $111,000,042                $226,431,553         $ 36,514,961
     Stock indices       15,463,566              1,974,222                   8,650,654            6,898,187
     Commodities         12,675,190              1,332,578                  16,530,777            5,190,177
     Currencies          24,001,147             39,925,429                  61,510,231           58,498,408
     Energy               4,658,580                101,598                   6,458,041            1,283,541
     Metals              18,064,623              6,845,379                  16,223,182           12,306,169
                       ------------           ------------                ------------         ------------

                       $155,133,763           $161,179,248                $335,804,438         $120,691,443
                       =============          ============                ============         ============

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

     As of June 30, 1996 and December 31, 1995, $33,524,296 and $40,105,401 of
     the Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

     The gross unrealized gain and the net unrealized gain (loss) on the Partnership's open derivative instrument positions as of June 30, 1996 and December 31, 1995 were as follows:

                             1996                             1995
                            ------                           ------
                     Gross           Net             Gross            Net
                  Unrealized      Unrealized      Unrealized       Unrealized
                     Gain         Gain (Loss)        Gain          Gain (Loss)
                  ----------      -----------     ----------       -----------
     Exchange
      traded       $1,448,489         $470,616     $3,033,800       $2,654,820
     Non-Exchange
       traded         585,315         (234,979)       127,073         (139,634)
                  ------------    --------------  ------------     -------------

                   $2,033,804         $235,637     $3,160,873       $2,515,186
                  ============    ==============  ============     =============

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

           As of July 1, 1996, the Partnership's assets were allocated as follows:

                                                                  %
            Trading Advisor                      Sector       Allocation
            ---------------                      ------       ----------
            Chesapeake Capital Corp.          Diversified       20.27
            John W. Henry & Co., Inc.         Financial/
                                              Metals            16.22
            Red Oak Commodity Advisors, Inc.  Diversified       10.21
            SJO, Inc.                         Financials         8.56
            West Course Capital, Inc.         Diversified       10.41
            Rabar Market Research, Inc.       Diversified       10.09
                                              Cash              24.24
                                                               ------
                                                               100.00%

           MLIP expects to continue to change both allocations and Advisor selections from time to time without advance notice to existing investors.

     Results of Operations - General
     -------------------------------

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

     Performance Summary
     -------------------

           During the first six months of 1995, the Fund's average month-end Net Assets equalled $88,302,759, and the Fund recognized gross trading gains of $5,215,956 or 5.91% of such average month-end Net Assets. Brokerage commissions of $3,421,900 or 3.88%, Profit Shares of $616,370 or .70%. Interest income of $2,392,293 or 2.71% of average month-end Net Assets resulted in a net gain of $3,569,979 or 4.04% of average month-end Net Assets, which resulted in a 3.64% increase in the Net Asset Value per Unit since December 31, 1994.

           During the first six months of 1996, the Fund's average month-end Net Assets equalled $42,272,233, and the Fund recognized gross trading gains of $1,348,477 or 3.19% of such average month-end Net Assets. Brokerage commissions of $1,505,905 or 3.56%, Administrative expenses of $38,613 or .09%, and Profit Shares of $370,985 or .88% of average month-end Net Assets were paid. Interest income of $976,551 or 2.31% of average month-end Net Assets resulted in net income of $409,525 or .97% of average month-end Net Assets which resulted in a .42% increase in the Net Asset Value per Unit since December 31, 1995.

         During the first six months of 1996 and 1995, the Fund experienced 7 profitable months and 5 unprofitable months.

                      MONTH-END NET ASSET VALUE PER UNIT
      ---------------------------------------------------------------------
               Jan.      Feb.      Mar.      April     May       June
      ---------------------------------------------------------------------
         1995  $ 95.55   $ 96.06   $100.28   $101.28   $103.18   $101.04
      ---------------------------------------------------------------------
         1996  $107.43   $103.23   $105.23   $108.01   $104.83   $104.48
      ---------------------------------------------------------------------

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

          (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the first six months of fiscal 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE SECTOR STRATEGY FUND/SM/ VI L.P.



                                  By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                          (General Partner)



Date:  August 9, 1996             By /s/JOHN R. FRAWLEY, JR.
                                     -----------------------
                                     John R. Frawley, Jr.
                                     President, Chief Executive Officer
                                     and Director



Date:  August 9, 1996             By /s/JAMES M. BERNARD
                                     -------------------
                                     James M. Bernard
                                     Chief Financial Officer,
                                     Treasurer and Senior Vice President