Form 10-Q
period 1996-09-30
SECTOR STRATEGY FUND VI LP
filed 1996-11-13
CIK 904364

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996
                               --------------------

                            OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------

Commission File Number 0-22448

                      THE SECTOR STRATEGY FUNDSM VI L.P.
                    --------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

          Delaware                                        13-3714541
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                  c/o Merrill Lynch Investment Partners Inc.
                (formerly ML Futures Investment Partners Inc.)
            Merrill Lynch World Headquarters - South Tower, 6th Fl.
             World Financial Center New York, New York 10080-6106
             ----------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 212-236-4161
              --------------------------------------------------
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

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      THE SECTOR STRATEGY FUNDSM VI L.P.
                     ------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                                          September 30,         December 31,
                                                                              1996                  1995
                                                                              ----                  ----
ASSETS
------
Accrued interest                                                            $   118,654           $   221,036
Equity in commodity futures trading accounts:
    Cash and option premiums                                                 31,783,612            51,992,222
    Net unrealized gain on open contracts                                       778,600             2,515,186
                                                                     ------------------    ------------------

                TOTAL                                                       $32,680,866           $54,728,444
                                                                     ==================    ==================


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:
    Redemptions payable                                                     $   724,439           $ 3,684,264
    Brokerage commissions payable (Note 2)                                      139,609               295,137
    Profit shares                                                               -                     318,030
    Administrative expense payable (Note 2)                                       3,580               -
                                                                     ------------------    ------------------

            Total liabilities                                                   867,628             4,297,431
                                                                     ------------------    ------------------

PARTNERS' CAPITAL:
    General Partners (6,971 and 6,971 Units)                                    707,615               723,241
    Limited Partners (305,554 and 477,746 Units)                             31,105,623            49,707,772
                                                                     ------------------    ------------------

            Total partners' capital                                          31,813,238            50,431,013
                                                                     ------------------    ------------------

                TOTAL                                                       $32,680,866           $54,728,444
                                                                     ==================    ==================

NET ASSET VALUE PER UNIT
(Based on 312,525 and 484,717 Units outstanding)                                $101.79               $104.04
                                                                                =======               =======

See notes to financial statements.

                      THE SECTOR STRATEGY FUNDSM VI L.P.
                     ------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                              For the three        For the three      For the nine      For the nine
                                               months ended        months ended       months ended      months ended
                                               September 30,       September 30,      September 30,     September 30,
                                                   1996                1995               1996              1995
                                              --------------       -------------      -------------     -------------
REVENUES:
    Trading (loss) profit:
        Realized                                $(1,415,658)           $(23,079)        $2,212,368        $9,656,916
        Change in unrealized                        542,963          (1,130,909)        (1,736,586)       (5,594,950)
                                              --------------       -------------      -------------     -------------

            Total trading results                  (872,695)         (1,153,988)           475,782         4,061,966
                                              --------------       -------------      -------------     -------------

    Interest income                                 387,494             980,315          1,364,045         3,372,608
                                              --------------       -------------      -------------     -------------

            Total revenues                         (485,201)           (173,673)         1,839,827         7,434,574
                                              --------------       -------------      -------------     -------------

EXPENSES:
    Profit shares                                    -                  151,765            370,985           768,135
    Brokerage commissions (Note 2)                  482,156           1,444,633          1,988,061         4,866,533
    Administrative expense (Note 2)                  12,363              -                  50,976            -
                                              --------------       -------------      -------------     -------------

            Total expenses                          494,519           1,596,398          2,410,022         5,634,668
                                              --------------       -------------      -------------     -------------

NET (LOSS) INCOME                               $  (979,720)        $(1,770,071)        $ (570,195)       $1,799,906
                                              ==============       =============      =============     =============

NET (LOSS) INCOME PER UNIT:
    Weighted average number of units
        outstanding                                 330,885             784,398            382,921           863,864
                                                    ========            ========           ========          ========

    Weighted average net (loss)
        income per Limited Partner
        unit and General Partner unit                $(2.96)             $(2.26)            $(1.49)            $2.08
                                                     =======             =======            =======            ======

See notes to financial statements.

                      THE SECTOR STRATEGY FUNDSM VI L.P.
                     ------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------

              For the nine months ended September 30, 1996 and 1995
              -----------------------------------------------------

                                                                     Limited                General
                                                Units               Partners                Partner                 Total
                                                -----               --------                -------                 -----
PARTNERS' CAPITAL,
  DECEMBER 31, 1994                               959,450            $92,015,350             $1,171,862            $93,187,212

  Net income                                       -                   1,780,310                 19,596              1,799,906

  Organization and offering
    cost recovery                                  -                       3,938                     51                  3,989

  Redemptions                                    (372,403)           (37,041,434)               -                  (37,041,434)
                                          ----------------     ------------------     ------------------     ------------------

PARTNERS' CAPITAL,
  SEPTEMBER 30, 1995                              587,047            $56,758,164             $1,191,509            $57,949,673
                                          ================     ==================     ==================     ==================

PARTNERS' CAPITAL,
  DECEMBER 31, 1995                               484,717            $49,707,772               $723,241            $50,431,013

Net loss                                           -                    (554,569)               (15,626)              (570,195)

Redemptions                                      (172,192)           (18,047,580)               -                  (18,047,580)
                                          ----------------     ------------------     ------------------     ------------------

PARTNERS' CAPITAL,
  SEPTEMBER 30, 1996                              312,525            $31,105,623             $  707,615            $31,813,238
                                          ================     ==================     ==================     ==================

See notes to financial statements.

                      THE SECTOR STRATEGY FUNDSM VI L.P.
                     ------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Sector Strategy FundSM VI L.P. (the "Partnership" or the "Fund") as of September 30, 1996 and the results of its operations for the nine months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.    RELATED PARTY TRANSACTIONS

      The Partnership pays brokerage commissions to MLF, at a flat monthly rate of 0.833 of 1% (a 10% annual rate) of the Partnership's month-end Net Assets allocated to trading. Assets allocated to trading are not reduced, for purposes of calculating brokerage commissions, by any accrued but unpaid brokerage commissions, Profit shares or other fees or charges. Effective January 1,1996, the brokerage commission the Partnership pays to the Commodity Broker was reduced to .8125% (a 9.75% annual rate), and the Partnership began to pay an administrative fee to the General Partner of .020833% (a .25% annual rate). The General Partner estimates that the round-turn equivalent commission rate charged to the Partnership during the nine months ended September 30, 1996 and 1995 was approximately $91 and $27, respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

      MLF pays the Advisors annual Consulting Fees ranging from 1.5% to 4% of the Partnership's average month-end assets allocated to them for management, after reduction for a portion of the brokerage commissions.

3.    FAIR VALUE AND OFF-BALANCE SHEET RISK

      The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, energy and metals. The Partnership's revenues by reporting category for the nine months ended September 30, 1996 were as follows:

                                           1996
                                           ----

      Interest rates                     $  391,106
      Stock indices                        (426,843)
      Commodities                          (581,963)
      Currencies                            830,480
      Energy                              1,212,507
      Metals                               (949,505)
                                     ----------------

                                         $  475,782
                                     ================

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

Fair Value
----------

The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Statements of Financial Condition and the related profit or loss reflected in trading revenues in the Statements of Operations. The contract/notional values of open contracts as of September 30, 1996 and December 31, 1995 were as follows:

                                       1996                                                1995
                 ----------------------------------------------    -------------------------------------------------

                     Commitment to             Commitment to              Commitment to             Commitment to
                  Purchase (Futures,          Sell (Futures,           Purchase (Futures,          Sell (Futures,
                  Options & Forwards)       Options & Forwards)        Options & Forwards)       Options & Forwards)
                  -------------------       -------------------        -------------------       -------------------

Interest rates        $114,307,615                $2,952,203               $256,222,206                $40,197,235
Stock indices            2,524,973                    96,768                 15,444,099                    152,859
Commodities              3,116,801                   940,268                 10,022,922                  1,592,560
Currencies              11,696,142                14,592,966                 18,652,929                 28,557,604
Energy                   2,087,272                   -                        7,836,813                    -
Metals                   7,821,498                12,924,089                 10,771,040                  3,811,615
                 ------------------         -----------------       --------------------        -------------------

                      $141,554,301               $31,506,294               $318,950,009                $74,311,873
                 ==================         =================       ====================        ===================

Substantially all of the Partnership's derivative instruments outstanding as of September 30, 1996 expire within one year.

The contract/notional value of exchange-traded and non-exchange-traded open derivative instrument positions as of September 30, 1996 and December 31, 1995 was as follows:

                                   1996                                               1995
               ------------------------------------------------    --------------------------------------------

                         Commitment to        Commitment to           Commitment to           Commitment to
                      Purchase (Futures,      Sell (Futures,        Purchase (Futures,        Sell (Futures,
                      Options & Forwards)   Options & Forwards)     Options & Forwards)     Options & Forwards)
                      -------------------   -------------------     -------------------     -------------------

Exchange
  traded                    $129,050,576             $20,110,409            $301,919,279            $55,897,578
Non-Exchange
  traded                      12,503,725              11,395,885              17,030,730             18,414,295
                     --------------------    --------------------   ---------------------   --------------------

                            $141,554,301             $31,506,294            $318,950,009            $74,311,873
                     ====================    ====================   =====================   ====================

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the nine months ended September 30, 1996 and the year ended December 31, 1995 was as follows:

                                       1996                                                1995
                  ----------------------------------------------    -------------------------------------------------

                     Commitment to             Commitment to              Commitment to             Commitment to
                  Purchase (Futures,          Sell (Futures,           Purchase (Futures,          Sell (Futures,
                  Options & Forwards)       Options & Forwards)        Options & Forwards)       Options & Forwards)
                  -------------------       -------------------        -------------------       -------------------

Interest rates        $110,590,271                $80,390,564              $226,431,553                $36,514,961
Stock indices           11,252,311                  3,202,474                 8,650,654                  6,898,187
Commodities             10,292,010                  1,240,563                16,530,777                  5,190,177
Currencies              27,099,294                 35,017,690                61,510,231                 58,498,408
Energy                   3,965,971                    101,599                 6,458,041                  1,283,541
Metals                  15,717,849                  8,340,494                16,223,182                 12,306,169
                 ------------------          -----------------      --------------------        -------------------

                      $178,917,706               $128,293,384              $335,804,438               $120,691,443
                 ==================          =================      ====================        ===================

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

As of September 30, 1996 and December 31, 1995, $29,271,651 and $40,105,401 of
the Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized gain and the net unrealized gain (loss) on the Partnership's open derivative instrument positions as of September 30, 1996 and December 31, 1995 were as follows:

                                       1996                                           1995
                                      ------                                         -----
                             Gross                  Net                    Gross                    Net
                          Unrealized            Unrealized              Unrealized              Unrealized
                             Gain               Gain (Loss)                Gain                 Gain (Loss)
                          -------               -----------             -------                 -----------
Exchange
  traded                      $1,145,588                $770,027              $3,033,800             $2,654,820
Non-Exchange
  traded                         390,434                   8,573                 127,073               (139,634)
                     --------------------    --------------------   ---------------------   --------------------

                              $1,536,022                $778,600              $3,160,873             $2,515,186
                     ====================    ====================   =====================   ====================

The Partnership controls credit risk by dealing almost exclusively with Merrill Lynch entities as brokers and counterparties.

The Partnership through its normal course of business enters into various contracts with MLF acting as its commodity broker. Pursuant to the brokerage arrangement with MLF, such trading which results in receivables from and payables to MLF will be offset and reported as a net receivable or payable.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

     Operational Overview: Advisor Selections
     ----------------------------------------
              Due to the nature of the Fund's business, its results of operations depend on MLIP's ability to select Advisors and determine the appropriate percentage of assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

              As of October 1, 1996, the Partnership's assets were allocated as follows:

                                                                           %
               Trading Advisor                           Sector        Allocation
               ---------------                           ------        ----------
               Chesapeake Capital Corp.                Diversified        14.92
               John W. Henry & Co., Inc.               Financial/
                                                       Metals             12.41
               SJO, Inc.                               Financials          8.37
               West Course Capital, Inc.               Diversified         8.23
               Rabar Market Research, Inc.             Diversified         8.44
                                                       Cash               47.63
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

Performance Summary
-------------------
              During the first nine months of 1995, the Fund's average month-end Net Assets equalled $83,590,829, and the Fund recognized gross trading gains of $4,061,966 or 4.86% of such average month-end Net Assets. Brokerage commissions of $4,866,533 or 5.82%, Profit Shares of $768,135 or .92%. Interest income of $3,372,608 or 4.03% of average month-end Net Assets resulted in a net gain of $1,799,906 or 2.15% of average month-end Net Assets, which resulted in a 1.25% increase in the Net Asset Value per Unit since December 31, 1994.

              During the first nine months of 1996, the Fund's average month-end Net Assets equalled $38,840,897, and the Fund recognized gross trading gains of $475,782 or 1.22% of such average month-end Net Assets. Brokerage commissions of $1,988,061 or 5.12%, Administrative expenses of $50,976 or .13%, and Profit Shares of $370,985 or .96% of average month-end Net Assets were paid. Interest income of $1,364,045 or 3.52% of average month-end Net Assets resulted in net loss of $570,195 or 1.47% of average month-end Net Assets which resulted in a 2.16% decrease in the Net Asset Value per Unit since December 31, 1995.

              During the first nine months of 1996 and 1995, the Fund experienced 10 profitable months and 8 unprofitable months.

                                  MONTH-END NET ASSET VALUE PER UNIT
-------------------------------------------------------------------------------------------------------
        Jan.      Feb.       Mar.      April      May        June      July       Aug.      Sept.
-------------------------------------------------------------------------------------------------------
1995    $ 95.55   $ 96.06    $100.28   $101.28    $103.18    $101.04   $98.30     $99.31    $ 98.71
-------------------------------------------------------------------------------------------------------
1996    $107.43   $103.23    $105.23   $108.01    $104.83    $104.48   $98.33     $99.85    $101.79
-------------------------------------------------------------------------------------------------------

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

              Because managed futures advisors' strategies are proprietary and and market movements unpredictable, selecting advisors to implement speculative trading strategies involves considerable uncertainty. Furthermore, the concentration of the Fund's current Advisor portfolio, both in terms of the number of managers retained and the common emphasis of their strategies on technical and trend-following methods, increases the risk that unexpectedly bad performance, turbulent market conditions or a combination of the two will result in significant losses.

MLIP's Advisor Selections
-------------------------
              MLIP has no timetable or schedule for making Advisor changes or and generally intends to make a medium- to long-term commitment to all Advisors selected. However, there can be no assurance as to the frequency or number of the Advisor changes which may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Fund.

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

              Changes in the level of prevailing interest rates (a factor generally associated with inflation) could have a material effect on the percentage of the total capital which is committed to trading, as interest rates affect the calculation of the discounted minimum Net Asset Value per Unit which ML&Co. has guaranteed to investors.

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

             (b)  Reports on Form 8-K

             There were no reports on Form 8-K filed during the first nine months of fiscal 1996.

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

                                   THE SECTOR STRATEGY FUNDSM VI L.P.




                                   By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                            (General Partner)




Date:  November 11, 1996           By /s/JOHN R. FRAWLEY, JR.
                                      -----------------------
                                      John R. Frawley, Jr.
                                      President, Chief Executive Officer
                                      and Director




Date:  November 11, 1996           By /s/JAMES M. BERNARD
                                      -------------------
                                      James M. Bernard
                                      Chief Financial Officer,
                                      Treasurer and Senior Vice President