Form 10-Q
period 1997-03-31
SECTOR STRATEGY FUND VI LP
filed 1997-05-14
CIK 904364

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997
                               ----------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    ----------

Commission File Number 0-18944

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

                        This document contains 10 pages.

                          PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        THE SECTOR STRATEGY FUND/SM/ VI L.P.
                        ------------------------------------
                         (a Delaware limited partnership)

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                   March 31,        December 31,
                                                     1997               1996
                                                  -----------       ------------
ASSETS
------
Accrued interest                                  $    87,107       $     93,352
Equity in commodity
 futures trading accounts:
  Cash and option premiums                         19,412,663         22,269,250
  Net unrealized profit on open contracts             240,904             60,210
Investments                                        11,108,931          8,288,948
Receivable from investments                               377          1,278,557
                                                  -----------       ------------

     TOTAL                                        $30,849,982       $ 31,990,317
                                                  ===========       ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:
  Redemptions payable                             $   568,165       $    928,164
  Brokerage commissions payable                        48,450             69,505
  Profit shares payable                                46,766             43,959
  Administrative fees payable                           1,373              1,782
                                                  -----------       ------------

    Total liabilities                                 664,754          1,043,410
                                                  -----------       ------------

PARTNERS' CAPITAL:
  General Partner:
   (6,971 and 6,971 Units)                            780,871            758,780
  Limited Partners:
   (262,499 and 277,342 Units)                     29,404,357         30,188,127
                                                  -----------       ------------

    Total partners' capital                        30,185,228         30,946,907
                                                  -----------       ------------

     TOTAL                                        $30,849,982       $ 31,990,317
                                                  ===========       ============

NET ASSET VALUE PER UNIT
 (Based on 269,470 and 284,313 Units                 $ 112.02           $ 108.85
  outstanding)                                       ========           ========


See notes to financial statements.

                     THE SECTOR STRATEGY FUND/SM/ VI L.P.
                     ------------------------------------

                       (a Delaware limited partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                           For the three       For the three
                                           months ended        months ended
                                             March 31,           March 31,
                                               1997                 1996
                                           -------------       -------------
REVENUES:
 Trading profits (loss):
  Realized                                 $     247,346       $   2,273,059
  Change in unrealized                           180,694            (985,921)
                                           -------------       -------------

    Total trading results                        428,040           1,287,138
                                           -------------       -------------

 Interest income                                 249,293             513,471
 Income from investments                         419,176                  --
                                           -------------       -------------

    Total revenues                             1,096,509           1,800,609
                                           -------------       -------------

EXPENSES:
 Profit shares                                    48,023             338,760
 Brokerage commissions                           151,557             797,404
 Administrative fees                               4,171              20,447
                                           -------------       -------------

    Total expenses                               203,751           1,156,611
                                           -------------       -------------

NET INCOME                                       892,758       $     643,998
                                           =============       =============

NET INCOME  PER UNIT:
 Weighted average number of units
  outstanding                                    278,794             441,789
                                                 =======             =======
 Weighted average net income
   per Limited Partner
   and General Partner Unit                       $ 3.20              $ 1.46
                                                  ======              ======

See notes to financial statements.

                     THE SECTOR STRATEGY FUND/SM/ VI L.P.
                     ------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------

              For the three months ended March 31, 1997 and 1996
              --------------------------------------------------

                                                    Limited        General
                                       Units       Partners        Partner        Total
                                       -----       --------        -------        -----
PARTNERS' CAPITAL,
  DECEMBER 31, 1995                     484,717   $ 49,707,772   $    723,241   $  50,431,013

  Net Income                               -           635,738          8,261         643,998

  Redemptions                           (89,387)    (9,474,337)           -        (9,474,336)
                                     -----------  -------------  -------------  --------------


PARTNERS' CAPITAL,
  March 31, 1996                        395,330   $ 40,869,173   $    731,502   $  41,600,675
                                     ===========  =============  =============  ==============


PARTNERS' CAPITAL,
  DECEMBER 31, 1996                     284,313   $ 30,188,127   $    758,780   $  30,946,907

Net Income                                    -        870,667         22,091         892,758

Redemptions                             (14,843)    (1,654,437)             -      (1,654,437)
                                     -----------  -------------  -------------  --------------

PARTNERS' CAPITAL,
  March 31, 1997                        269,470   $ 29,404,357   $    780,871   $  30,185,228
                                     ===========  =============  =============  ==============

See notes to financial statements.

                     THE SECTOR STRATEGY FUND/SM/ VI L.P.
                        (a Delaware Limited Partnership)
                        --------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund/SM/ VI L.P. (the "Partnership" or the "Fund") as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996 (the "Annual Report").



2. INVESTMENT

   At March 31, 1997 the Partnership had investments in the ML JWH Financial and Metals Portfolio L.L.C. ("JWH LLC"), ML Chesapeake Diversified L.L.C. ("Chesapeake LLC"), and effective January 1, 1997, the Partnership had an additional investment in SJO Prospect Global Diversified Portfolio L.L.C. ("SJO LLC").

   Total revenues and fees with respect to such investments are set forth as follows:

                       Total           Brokerage      Administrative        Profit          Income from
                      Revenue         Commissions          Fees             Shares          Investments
                 ----------------  ----------------  ----------------  ----------------  -----------------
JWH LLC           $       132,898   $        80,324   $         2,211   $           639   $         49,724
Chesapeake LLC            447,479           112,290             3,046            67,474            264,669
SJO LLC                   187,219            64,861             1,785            15,790            104,783
                 ----------------  ----------------  ----------------  ----------------  -----------------

Total             $       767,596   $       257,475   $         7,042   $        83,903   $        419,176
                 ================  ================  ================  ================  =================

3. FAIR VALUE AND OFF-BALANCE SHEET RISK

   The Partnership's revenues by reporting category for the three months ended March 31, 1997 and March 31, 1996 were as follows:

                                                   1997             1996
                                           ------------------  ---------------

Interest rates
Stock indices                               $           2,179   $      (301,778)
Commodities                                            86,988           623,657
Currencies                                            146,916          (137,579)
Energy                                                163,296           623,616
Metals                                                 22,100           490,654
                                                        6,561           (11,432)
                                           ==================  ================
                                            $         428,040   $     1,287,138
                                           ==================  ================

Fair Value
----------

The contract/notional values of the Partnership's open derivative instrument positions as of March 31, 1997 and December 31, 1996 were as follows:

                                             1997                                             1996
                       --------------------------------------------      --------------------------------------------
                          Commitment to             Commitment to           Commitment to             Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)     Options & Forwards)       Options & Forwards)
                       ------------------        ------------------      ------------------        ------------------

Interest rates          $       2,311,017          $     41,931,936       $      19,868,322         $       1,564,238
Stock indices                           -                   793,973                       -                   250,367
Commodities                     2,186,616                   514,400                 120,648                   324,279
Currencies                      1,682,820                 4,976,927               1,050,027                 3,065,985
Energy                                  -                   611,901                  82,109                         -
Metals                            778,159                   448,159                 639,127                 1,085,360
                       ------------------        ------------------      ------------------        ------------------

                        $       6,958,612          $     49,277,296       $      21,760,233         $       6,290,229
                       ==================        ==================      ==================        ==================

   Substantially all of the Partnership's derivative instruments outstanding as of March 31, 1997 expire within one year.

   The contract/notional values of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of March 31, 1997 and December 31, 1996 were as follows:

                                             1997                                             1996
                       --------------------------------------------      --------------------------------------------
                          Commitment to             Commitment to           Commitment to             Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)     Options & Forwards)       Options & Forwards)
                       ------------------        ------------------      ------------------        ------------------

Exchange
 traded                 $       6,372,453         $      49,183,762       $      21,171,231         $       5,598,019
Non-Exchange
  traded                          586,159                    93,534                 589,002                   692,210
                       ------------------        ------------------      ------------------        ------------------

                        $       6,958,612         $      49,277,296       $      21,760,233         $       6,290,229
                       ==================        ==================      ==================        ==================

   The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the three months ended March 31, 1997 and the year ended December 31, 1996 were as follows:

                                             1997                                             1996
                       --------------------------------------------      --------------------------------------------
                          Commitment to             Commitment to           Commitment to             Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)     Options & Forwards)       Options & Forwards)
                       ------------------        ------------------      ------------------        ------------------

Interest rates          $      17,546,881         $      20,206,878       $      99,859,109         $      61,662,340
Stock indices                     781,539                 1,160,102               9,556,040                 2,455,672
Commodities                     1,932,750                   528,631               8,046,443                 1,227,924
Currencies                      1,742,600                 5,627,918              21,644,329                27,211,306
Energy                            191,440                   611,628               3,186,493                   101,599
Metals                          1,185,896                   819,653              12,593,308                 6,776,261
                       ------------------        ------------------      ------------------        ------------------

                        $      23,381,106         $      28,954,810       $     154,885,722         $      99,435,102
                       ------------------        ------------------      ------------------        ------------------

   As of March 31, 1997 and December 31, 1996, $17,476,973 and $19,782,856 of
   the Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

   The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of March 31, 1997 and December 31, 1996 were as follows:

                                    1997                           1996
                                    ----                           ----
                            Gross             Net            Gross             Net
                          Unrealized      Unrealized      Unrealized       Unrealized
                            Profit       Profit (Loss)      Profit        Profit (Loss)
                          ----------     -------------    -----------     -------------

Exchange
  traded                 $   279,905    $      239,145    $    80,876    $       64,542
Non-Exchange
  traded                      21,355             1,759         34,397            (4,332)
                        -------------  ----------------  -------------  ----------------

                         $   301,260    $      240,904    $   115,273    $       60,210
                        =============  ================  =============  =================

Item 2:   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Operational Overview: Advisor Selections
----------------------------------------

         Due to the nature of the Fund's business, its results of operations depend on Merrill Lynch Investment Partners Inc., ("MLIP")'s ability to select Advisors and determine the appropriate percentage of each series' assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.


         As of April 1, 1997, the Partnership's assets were allocated as follows:

                                                           %
       TRADING ADVISOR                  SECTOR        ALLOCATION
       ---------------                  ------        ----------

       Chesapeake Capital Corp.       Diversified       15.66
       John W. Henry & Co., Inc.      Financial/
                                      Metals            11.35
       SJO, Inc.                      Financial          9.11
       Rabar Market Research, Inc.    Diversified        9.47
       Northfield Trading             Diversified       11.65
                                      Cash              42.76
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

Performance Summary
-------------------

         During the first quarter of 1996, the Fund's average month-end Net Assets equalled $44,870,327, and the Fund recognized gross trading gains of $1,287,138 or 2.87% of such average month-end Net Assets. Brokerage commissions of $797,404 or 1.78%, Administrative fees of $20,447 or 0.05%, and Profit Shares of $338,760 or 0.75% of average month-end Net Assets were paid. Interest income of $513,471 or 1.14% of average month-end Net Assets resulted in net income of $643,998 or 1.44% of average month-end Net Assets, which resulted in a 3.26% increase in the Net Asset Value per Unit since December 31, 1995.

         During the first three months of 1997, the Fund's average month-end Net Assets equalled $30,706,543, and the Fund recognized gross trading gain of $428,040 or 1.39% and Earnings from Investments of $419,176 or 1.37% of such average month-end Net Assets. Brokerage commissions of $151,557 or .49%, Administrative fees of $4,171 or .01% and Profit Shares of $48,023 or .16% of average month-end Net Assets were paid. Interest income of $249,293 or .82% of average month-end Net Assets resulted in a net gain of $892,758 or 2.91% of average month-end Net Assets, which resulted in a 2.91% gain in the Net Asset Value per Unit since December 31, 1996.

         During the first three months of 1997 and 1996, the Fund experienced 4 profitable months and 2 unprofitable months.

                      MONTH-END NET ASSET VALUE PER UNIT

                        Jan.        Feb.        Mar.
                        -------     --------    -------
              1996      $107.43     $103.23     $105.23
              1997      $110.66     $112.34     $112.02

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

         Changes in the level of prevailing interest rates (a factor generally associated with inflation) could have a material effect on the percentage of the total capital which is committed to trading, as interest rates affect the calculation of the discounted minimum Net Asset Value per Unit which Merrill Lynch & Co., Inc. has guaranteed to investors.


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

      There are no pending proceedings to which the Partnership or the General Partner is a party.

      John w. Henry & Company, Inc. ("JWH") is one of the Advisors retained by the Fund, managing approximately 11% of the Fund's assets committed to trading April 1, 1997. In September 1996, JWH was named as a co-defendant in a class action lawsuits brought in the California Superior Court, Los Angeles County and in the New York Supreme Court, New York County. In November, JWH was named as a co-defendant in a class action complaint filed in Superior Court of the State of Delaware for Newcastle County that contained the same allegations as the New York and California complaints. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. ("Dean Witter") commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter's alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practice. JWH believes the allegations against it are without merit; it intends to contest these allegations vigorously, and is convinced that it will be shown to have acted properly and in the best interest of the investors.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits
              --------

         There are no exhibits required to be filed as part of this document.

         (b)  Reports on Form 8-K
              -------------------

         There were no reports on Form 8-K filed during the first three months of fiscal 1997.

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


                            THE SECTOR STRATEGY FUND/SM/ VI L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  May 13, 1997         By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  May 13, 1997         By /s/MICHAEL A. KARMELIN
                               ----------------------
                              Michael A. Karmelin
                              Chief Financial Officer,
                              and Director