Form 10-Q
period 1997-06-30
SECTOR STRATEGY FUND VI LP
filed 1997-08-12
CIK 904364

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                               ---------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 0-22448

                     THE SECTOR STRATEGY FUND(SM) VI L.P.
                    --------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

          Delaware                                        13-3714541
-------------------------------               --------------------------------
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

                                 212-236-5662
                  ------------------------------------------
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

                       This document contains 11 pages.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                     THE SECTOR STRATEGY FUND(SM) VI L.P.
                    --------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                       (a Delaware limited partnership)
                       --------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                           June 30,    December 31,
                                             1997          1996
                                        -------------  ------------
ASSETS
------
Accrued interest                          $    76,053   $    93,352
Equity in commodity futures trading
 accounts:
    Cash and option premiums               18,274,900    22,269,250
    Net unrealized profit on open
     contracts                                 56,555        60,210
Investments                                16,655,788     8,288,948
Receivable from outside investments                 -     1,278,557
                                         ------------  ------------

                TOTAL                     $35,063,296   $31,990,317
                                         ============  ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                   $   745,187   $   928,164
    Profit shares payable                         283        69,505
    Brokerage commissions payable              43,113        43,959
    Administrative fees payable                 1,229         1,782
    Payable to outside investments          6,555,918             -
                                         ------------  ------------

            Total liabilities               7,345,730     1,043,410
                                         ------------  ------------

PARTNERS' CAPITAL:
  General Partners (6971 and 6971 Units)      768,901       758,780
  Limited Partners (244322 and 277342
   Units)                                  26,948,665    30,188,127
                                         ------------  ------------

            Total partners' capital        27,717,566    30,946,907
                                         ------------  ------------

                TOTAL                     $35,063,296   $31,990,317
                                         ============  ============

NET ASSET VALUE PER UNIT

         (Based on 251293 and 284313
          Units outstanding)              $    110.30   $    108.85
                                         ============  ============

See notes to financial statements.

                     THE SECTOR STRATEGY FUND/SM/ VI L.P.
                    --------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------


                                         For the three   For the three   For the six    For the six
                                         months ended    months ended    months ended   months ended
                                           June 30,        June 30,        June 30,       June 30,
                                             1997            1996            1997           1996
                                         ------------    -------------   ------------   -----------
REVENUES:
    Trading profits (loss):
        Realized                          $ (75,615)      $ 1,354,967       $171,731     $ 3,628,026
        Change in unrealized               (184,348)       (1,293,628)        (3,655)     (2,279,549)
                                          ---------       -----------      ---------     -----------

            Total trading results          (259,963)           61,339        168,076       1,348,477
                                          ---------       -----------      ---------     -----------

    Interest income                         243,546           463,080        492,839         976,551
    Income from investments                (360,227)                -         58,949               -
                                          ---------       -----------      ---------     -----------

            Total revenues                 (376,644)          524,419        719,864       2,325,028
                                          ---------       -----------      ---------     -----------
EXPENSES:
    Profit shares                           (45,619)           32,225          2,404         370,985
    Brokerage commissions                   132,536           708,501        284,093       1,505,905
    Administrative fees                       3,787            18,166          7,958          38,613
                                          ---------       -----------      ---------     -----------

            Total expenses                   90,704           758,892        294,455       1,915,503
                                          ---------       -----------      ---------     -----------

NET INCOME (LOSS)                         $(467,348)      $  (234,473)      $425,409     $   409,525
                                          =========       ===========      =========     ===========
NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                         263,680           376,592        271,238         409,190
                                          =========       ===========      =========     ===========
    Weighted average net income (loss)
        per Limited Partner and General
        Partner Unit                      $   (1.77)      $     (0.62)      $   1.57     $      1.00
                                          =========       ===========      =========     ===========

See notes to financial statements.

                     THE SECTOR STRATEGY FUND/SM/ VI L.P.
                    --------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
                For the six months ended June 30, 1997 and 1996
                -----------------------------------------------


                               Units      Limited       General       Total
                                          Partners      Partner
                           ----------  -------------  ----------  ------------

PARTNERS' CAPITAL,
  December 31, 1995           484,717   $ 49,707,772    $723,241  $ 50,431,013

Net income                          -        406,471       3,054       409,525

Redemptions                  (142,947)   (15,131,936)          -   (15,131,936)
                           ----------  -------------  ----------  ------------

PARTNERS' CAPITAL,
  June 30, 1996               341,770   $ 34,982,307    $726,295  $ 35,708,602
                           ==========  =============  ==========  ============

PARTNERS' CAPITAL,
  December 31, 1996           284,313   $ 30,188,127    $758,780  $ 30,946,907

Net income                          -        415,288      10,121       425,409

Redemptions                   (33,020)    (3,654,750)          -    (3,654,750)
                           ----------  -------------  ----------  ------------

PARTNERS' CAPITAL,
  June 30, 1997               251,293   $ 26,948,665    $768,901  $ 27,717,566
                           ==========  =============  ==========  ============


See notes to financial
statements.

                      THE SECTOR STRATEGY FUND/SM/ VI L.P.
                        (A Delaware Limited Partnership)
                         ------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund/SM/ VI L.P. (the "Partnership" or the "Fund") as of June 30, 1997 and the results of its operations for the six months ended June 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.  INVESTMENT

     At June 30, 1997 the Partnership had an investment in the ML JWH Financial and Metals Portfolio L.L.C. ("JWH LLC"), ML Chesapeake Diversified L.L.C. ("Chesapeake LLC"), and the Sjo Prospect Global Diversified Portfolio L.L.C. ("SJO LLC").

     Total revenues and fees with respect to such investments are set forth as follows:

For the three months       Total      Brokerage   Administrative    Profit     Income (loss)
ended June 30, 1997       Revenue    Commissions       Fees         Shares    from Investments
                       -----------  ------------  --------------  ---------  ------------------

JWH LLC                 $ (159,834)     $ 69,011         $ 1,971     $ -             $ (230,816)
Chesapeake LLC            (106,047)       98,941           2,827    (41,621)           (166,194)
SJO LLC                    101,000        59,154           1,690      3,373              36,783
                       -----------  ------------  --------------  ---------  ------------------

Total                    ($164,881)     $227,106         $ 6,488   ($38,248)          ($360,227)
                       ===========  ============  ==============  =========  ==================

For the six months         Total      Brokerage   Administrative    Profit     Income (loss)
ended June 30, 1997       Revenue    Commissions       Fees         Shares    from Investments
                       -----------  ------------  --------------  ---------  ------------------

JWH LLC                 $  (26,936)     $149,335         $ 4,182  $     639          $ (181,092)
Chesapeake LLC             341,432       211,231           5,873     25,853              98,475
SJO LLC                    288,219       124,015           3,475     19,163             141,566
                       -----------  ------------  --------------  ---------  ------------------

Total                   $  602,715      $484,581         $13,530  $  45,655          $   58,949
                       ===========  ============  ==============  =========  ==================


3. FAIR VALUE AND OFF-BALANCE SHEET RISK

   The Partnership's revenues by reporting category for the respective periods are as follows:


                  For the three   For the three    For the six    For the six
                   months ended    months ended   months ended   months ended
                     June 30,        June 30,       June 30,       June 30,
                       1997            1996           1997           1996
                  --------------  --------------  -------------  ------------

Interest rates        $ (90,581)      $(441,442)      $(88,402)   $ (743,220)
Stock indices            20,479          45,434        107,467       669,091
Commodities             (72,009)       (121,344)        74,907      (258,923)
Currencies              (24,430)        844,987        138,866     1,468,603
Energy                  (90,482)        413,482        (68,382)      904,136
Metals                   (2,940)       (679,778)         3,620      (691,210)
                  --------------  --------------  -------------  ------------
                      $(259,963)      $  61,339       $168,076    $1,348,477
                  ==============  ==============  =============  ============

Fair Value
----------

The contract/notional values of the Partnership's open derivative instrument positions as of June 30, 1997 and December 31, 1996 were as follows:

                                   1997                                    1996
                  ----------------------------------------  ----------------------------------------
                     Commitment to       Commitment to         Commitment to        Commitment to
                  Purchase (Futures,     Sell (Futures,     Purchase (Futures,     Sell (Futures,
                  Options & Forwards)  Options & Forwards)  Options & Forwards)  Options & Forwards)
                  -------------------  -------------------  -------------------  -------------------
Interest rate            $ 7,946,938           $2,691,982          $19,868,322            $1,564,238
Stock  Indices               938,027              600,884                    -               250,367
Commodities                  469,975              509,163              120,648               324,279
Currencies                   822,968            1,896,735            1,050,027             3,065,985
Energy                        39,600              231,984               82,109                     -
Metals                       462,370              797,670              639,127             1,085,360
                     ---------------      ---------------      ---------------       ---------------

                         $10,679,878           $6,728,418          $21,760,233            $6,290,229
                     ===============      ===============      ===============       ===============

The contract/notional value of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of June 30, 1997 and December 31, 1996 were as follows:

                                   1997                                    1996
                  ----------------------------------------  ----------------------------------------
                     Commitment to       Commitment to         Commitment to        Commitment to
                  Purchase (Futures,     Sell (Futures,     Purchase (Futures,     Sell (Futures,
                  Options & Forwards)  Options & Forwards)  Options & Forwards)  Options & Forwards)
                  -------------------  -------------------  -------------------  -------------------
Exchange
  traded                 $10,217,507           $6,266,047          $21,171,231            $5,598,019
Non-Exchange
  traded                     462,371              462,371              589,002               692,210
                     ---------------      ---------------      ---------------       ---------------

                         $10,679,878           $6,728,418          $21,760,233            $6,290,229
                     ===============      ===============      ===============       ===============

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the six months ended June 30, 1997 and the year ended December 31, 1996 were as follows:

                                   1997                                    1996
                  ----------------------------------------  ----------------------------------------
                     Commitment to       Commitment to         Commitment to        Commitment to
                  Purchase (Futures,     Sell (Futures,     Purchase (Futures,     Sell (Futures,
                  Options & Forwards)  Options & Forwards)  Options & Forwards)  Options & Forwards)
                  -------------------  -------------------  -------------------  -------------------
Interest rate            $19,419,336          $12,925,071         $ 99,859,109           $61,662,340
Stock  Indices             1,010,058              752,341            9,556,040             2,455,672
Commodities                1,393,384              629,444            8,046,443             1,227,924
Currencies                 1,639,985            3,794,966           21,644,329            27,211,306
Energy                       470,038              460,106            3,186,493               101,599
Metals                     1,040,636              926,748           12,593,308             6,776,261
                     ---------------      ---------------      ---------------       ---------------

                         $24,973,437          $19,488,676         $154,885,722           $99,435,102
                     ===============      ===============      ===============       ===============

As of June 30, 1997 and December 31, 1996, $15,874,494 and $19,264,937 of the
Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of June 30, 1997 and December 31, 1996 were as follows:

                                       1997                                      1996
                          --------------------------------           -------------------------------
                            Gross                 Net                  Gross               Net
                          Unrealized          Unrealized             Unrealized         Unrealized
                            Profit           Profit (Loss)             Profit          Profit (Loss)
                          ----------         ------------            -----------       -------------
Exchange
  traded                    $124,401             $ 67,699             $ 80,876               $64,542
Non-Exchange
  traded                      13,037              (11,144)              34,397                (4,332)
                     ---------------      ---------------      ---------------       ---------------

                            $137,438             $ 56,555             $115,273               $60,210
                     ===============      ===============      ===============       ===============

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Operational Overview; Advisor Selections
----------------------------------------

         Due to the nature of the Fund's business, its results of operations depend on Merrill Lynch Investment Partners Inc.'s ("MLIP") ability to select Advisors and determine the appropriate percentage of assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

         As of July 1, 1997, the Partnership's assets were allocated as follows:

                                                          %
       Trading Advisor                    Sector     Allocation
       ---------------                    ------     -----------

       Chesapeake Capital Corp.         Diversified       20.03
       John W. Henry & Company, Inc.    Financial/
                                        Metals            20.03
       Sjo, Inc.                        Financials        20.03
       Northfield Trading               Diversified       20.03
                                        Cash              19.88
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

Performance Summary
-------------------


         During the first six months of 1996, the Fund's average month-end Net Assets equalled $42,272,233, and the Fund recognized gross trading gains of $1,348,477 or 3.19% of average month-end Net Assets. Brokerage commissions of $1,505,905 or 3.56%, Administrative fees of $38,613 or 0.09%, and Profit Shares of $370,985 or 0.88% of average month-end Net Assets were paid. Interest income of $976,551 or 2.31% of average month-end Net Assets resulted in a net gain of $409,525 or .97% of average month-end Net Assets, which resulted in a .42% increase in the Net Asset Value per Unit since December 31, 1995.

         During the first six months of 1997, the Fund's average month-end Net Assets equalled $29,730,636 and the Fund recognized gross trading gains of $168,076 or .57% and Income from Investments of $58,949 or .20% of such average month-end Net Assets. Brokerage commissions of $284,093 or .96%, Administrative fees of $7,958 or .03% and Profit Shares of $2,404 or .01% of average month-end Net Assets were paid. Interest income of $492,839 or 1.66% of average month-end Net Assets resulted in a net gain of $425,409 or 1.43% of average month-end Net Assets, which resulted in a 1.33% gain in the Net Asset Value per Unit since December 31, 1996.

         During the first six months of 1997 and 1996, the Fund experienced 6 profitable months and 6 unprofitable months.

                      MONTH-END NET ASSET VALUE PER UNIT
         ------------------------------------------------------------
                   Jan.     Feb.     Mar.     Apr.      May     June
         ------------------------------------------------------------
         1996    $107.43  $103.23  $105.23  $108.01  $104.83  $104.48
         ------------------------------------------------------------
         1997    $110.66  $112.34  $112.02  $110.16  $109.61  $110.30
         ------------------------------------------------------------

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

       John W. Henry & Company, Inc. ("JWH") is one of the Advisors retained by the Fund, managing approximately 20.03% of the Fund's assets committed to trading July 1, 1997. In September 1996, JWH was named as a co-defendant in a class action lawsuit brought in the California Superior Court, Los Angeles County and in the New York Supreme Court, New York County. In November, JWH was named as a co-defendant in a class action complaint filed in Superior Court of the State of Delaware for Newcastle County that contained the same allegations as the New York and California complaints. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. ("Dean Witter") commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter's alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practices. JWH believes the allegations against it are without merit; it intends to contest these allegations vigorously, and is convinced that it will be shown to have acted properly and in the best interest of the investors.

       On June 24, 1997, the Commodity Futures Trading Commission("CFTC") accepted an Offer of Settlement from Merrill Lynch Futures Inc. ("MLF") and others, in a matter captioned "In the Matter of Mitsubishi Corporation and Merrill Lynch Futures Inc., et al.", CFTC Docket No. 97-10, pursuant to which MLF, without admitting or denying the allegations against it, consented to a finding by the CFTC that MLF had violated Section 4c(a)(A) of the Commodity Exchange Act (the "Act"), relating to wash sales, and CFTC Regulation 1.37(a), relating to recordkeeping requirements . MLF agreed to cease and desist from violating Section 4c(a)(A) of the Act and Regulation 1.37(a), and to pay a civil monetary penalty of $175,000.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         James M. Bernard, formerly a Senior Vice President of MLIP is no longer with the firm.

         Michael A. Karmelin has been appointed Chief Financial Officer, Vice President and Treasurer of MLIP. Mr. Karmelin assumed these positions on April 14, 1997, when he completed his tenure as Chief Financial Officer of Merrill Lynch, Hubbard Inc. ("ML Hubbard"), a sponsor of real estate limited partnerships. Mr. Karmelin was born in 1947. Mr. Karmelin joined ML Hubbard in January 1994 as a Vice President. From May 1994 until he joined MLIP, Mr. Karmelin was the Chief Financial Officer of ML Hubbard, responsible for its accounting, treasury and tax functions. Prior to joining ML Hubbard, Mr. Karmelin held several senior financial positions with Merrill Lynch & Co., Inc. ("ML&Co.") and Merrill Lynch, Pierce, Fenner & Smith Incorporated from December 1985 to December 1993, including Vice President/Senior Financial Officer Corporate Real Estate and Purchasing, Manager Commitment Control/Capital Budgeting, and Senior Project Manager/Project Analysis. Prior to joining ML&Co., Mr. Karmelin was employed at Avco Corporation for 17 years, where he held a variety of financial positions. Mr. Karmelin holds a B.B.A. degree in Accounting from Baruch College, C.U.N.Y. and a Master of Business Administration degree in Corporate Strategy and Finance from New York University. Mr. Karmelin passed the Certified Public Accountant examination in 1974 and is a member of the Treasury Management Association, the Institute of Management Accountants and The Strategic Leadership Forum.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits
           --------

      There are no exhibits required to be filed as part of this document.

      (b)  Reports on Form 8-K
           -------------------

      There were no reports on Form 8-K filed during the first six months of fiscal 1997.

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



                             THE SECTOR STRATEGY FUND/SM/ VI L.P.



                             By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                     (General Partner)



Date: August 12, 1997        By /s/ JOHN R. FRAWLEY, JR.
                                ------------------------
                                John R. Frawley, Jr.
                                President, Chief Executive Officer
                                and Director



Date: August 12, 1997        By /s/ MICHAEL A. KARMELIN
                                -----------------------
                                Michael A. Karmelin
                                Chief Financial Officer, Vice President
                                and Treasurer