Form 10-Q
period 1997-09-30
SECTOR STRATEGY FUND VI LP
filed 1997-11-14
CIK 904364

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997
                               --------------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________

Commission File Number 0-22448

                     THE SECTOR STRATEGY FUND/SM/ VI L.P.
                 ---------------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

            Delaware                                      13-3714541
---------------------------------                         ----------
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

                                 212-236-5662
                        ------------------------------
             (Registrant's telephone number, including area code)

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

                       This document contains 14 pages.

                        PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     THE SECTOR STRATEGY FUND/SM/ VI L.P.
                 ---------------------------------------------

                       (a Delaware limited partnership)
                        ------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                                       September 30,          December 31,
                                                                            1997                  1996
                                                                    ------------------    ------------------
ASSETS
------
Accrued interest                                                           $    44,917           $    93,352
Equity in commodity futures trading accounts:
    Cash and option premiums                                                10,688,574            22,269,250
    Net unrealized profit on open contracts                                    128,384                60,210
Investments                                                                 17,007,734             8,288,948
Receivable from outside investments                                            216,780             1,278,557
                                                                    ------------------    ------------------

                TOTAL                                                      $28,086,389           $31,990,317
                                                                    ==================    ==================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                                                    $   352,973           $   928,164
    Profit shares payable                                                       39,210                69,505
    Brokerage commissions payable                                                  792                43,959
    Administrative fees payable                                                  1,132                 1,782
                                                                    ------------------    ------------------

            Total liabilities                                                  394,107             1,043,410
                                                                    ------------------    ------------------

PARTNERS' CAPITAL:
  General Partners (6971 and 6971 Units)                                       801,989               758,780
  Limited Partners (233735 and 277342 Units)                                26,890,294            30,188,127
                                                                    ------------------    ------------------

            Total partners' capital                                         27,692,283            30,946,907
                                                                    ------------------    ------------------

                TOTAL                                                      $28,086,389           $31,990,317
                                                                    ==================    ==================

NET ASSET VALUE PER UNIT

         (Based on 240706 and 284313 Units outstanding)                        $115.05               $108.85
                                                                    ==================    ==================

See notes to financial statements.

                      THE SECTOR STRATEGY FUND/SM/ VI L.P.
                      ------------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                            For the three          For the three          For the nine          For the nine
                                            months ended           months ended           months ended          months ended
                                            September 30,          September 30,         September 30,          September 30,
                                                1997                   1996                   1997                  1996
                                        ------------------     ------------------     ------------------    ------------------
REVENUES:
    Trading profits (loss):
        Realized                                $  (12,943)           $(1,415,658)            $  158,788           $ 2,212,368
        Change in unrealized                        71,829                542,963                 68,174            (1,736,586)
                                        ------------------     ------------------     ------------------    ------------------

            Total trading results                   58,886               (872,695)               226,962               475,782
                                        ------------------     ------------------     ------------------    ------------------

    Interest income                                161,575                387,494                654,414             1,364,045
    Income from investments                      1,093,094                      -              1,152,043                     -
                                        ------------------     ------------------     ------------------    ------------------

            Total revenues                       1,313,555               (485,201)             2,033,419             1,839,827
                                        ------------------     ------------------     ------------------    ------------------

EXPENSES:
    Profit shares                                      510                      -                  2,914               370,985
    Brokerage commissions                          122,074                482,156                406,167             1,988,061
    Administrative fees                              3,488                 12,363                 11,446                50,976
                                        ------------------     ------------------     ------------------    ------------------

            Total expenses                         126,072                494,519                420,527             2,410,022
                                        ------------------     ------------------     ------------------    ------------------

NET INCOME (LOSS)                               $1,187,483            $  (979,720)            $1,612,892           $  (570,195)
                                        ==================     ==================     ==================    ==================

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                                247,558                330,885                263,343               382,921
                                        ==================     ==================     ==================    ==================

    Weighted average net income (loss)
       per Limited Partner
      and General Partner Unit                       $4.80                 $(2.96)                 $6.12                $(1.49)
                                        ==================     ==================     ==================    ==================

See notes to financial statements.

                      THE SECTOR STRATEGY FUND/SM/ VI L.P.
                        (a Delaware limited partnership)
                         ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
             For the nine months ended September 30, 1997 and 1996
             -----------------------------------------------------


                                             Units             Limited Partners         General Partner              Total
                                      -----------------      ------------------      ------------------      ------------------
PARTNERS' CAPITAL,
  December 31, 1995                             484,717            $ 49,707,772                $723,241            $ 50,431,013

Net loss                                              -                (554,569)                (15,626)               (570,195)

Redemptions                                    (172,192)            (18,047,580)                      -             (18,047,580)
                                      -----------------      ------------------      ------------------      ------------------

PARTNERS' CAPITAL,
  September 30, 1996                            312,525            $ 31,105,623                $707,615            $ 31,813,238
                                      =================      ==================      ==================      ==================

PARTNERS' CAPITAL,
  December 31, 1996                             284,313            $ 30,188,127                $758,780            $ 30,946,907

Net income                                            -               1,569,683                  43,209               1,612,892

Redemptions                                     (43,607)             (4,867,516)                      -              (4,867,516)
                                      -----------------      ------------------      ------------------      ------------------

PARTNERS' CAPITAL,
  September 30, 1997                            240,706            $ 26,890,294                $801,989            $ 27,692,283
                                      =================      ==================      ==================      ==================

See notes to financial statements.

                      THE SECTOR STRATEGY FUND/SM/ VI L.P.
                        (A Delaware Limited Partnership)
                         ------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund/SM/ VI L.P. (the "Partnership" or the "Fund") as of September 30, 1997 and the results of its operations for the nine months ended September 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2. INVESTMENT

   At September 30, 1997 the Partnership had an investment in the ML JWH Financial and Metals Portfolio L.L.C. ("JWH LLC"), ML Chesapeake Diversified L.L.C. ("Chesapeake LLC"), and ML Sjo Prospect L.L.C. ("SJO LLC").

            Total revenues and fees with respect to such investments are set forth as follows:

For the three months        Total              Brokerage      Administrative             Profit                Income from
ended September 30, 1997   Revenue            Commissions          Fees                  Shares                Investments

                          --------------     --------------   -----------------     -----------------     ----------------------

JWH LLC                       $  920,417           $137,449             $ 3,927              $ 65,456                 $  713,585
Chesapeake LLC                   264,411            123,774               3,536                27,659                    109,442
SJO LLC                          439,414            124,805               3,566                40,976                    270,067
                          --------------     --------------   -----------------     -----------------     ----------------------

Total                         $1,624,242           $386,028             $11,029              $134,091                 $1,093,094
                          ==============     ==============   =================     =================     ======================


For the nine months        Total              Brokerage        Administrative             Profit                Income from
ended September 30, 1997  Revenue            Commissions            Fees                  Shares                Investments
                          --------------     --------------   -----------------     -----------------     ----------------------
JWH LLC                       $  893,481           $286,784             $ 8,109              $ 66,095                 $  532,493
Chesapeake LLC                   605,843            335,005               9,409                53,512                    207,917
SJO LLC                          727,633            248,820               7,041                60,139                    411,633
                          --------------     --------------   -----------------     -----------------     ----------------------

Total                         $2,226,957           $870,609             $24,559              $179,746                 $1,152,043
                          ==============     ==============   =================     =================     ======================

   As significant investees, income statement information for JWH LLC, Chesapeake LLC and SJO LLC is set forth as follows:


               ML JWH FINANCIAL AND METALS PORTFOLIO LLC
               -----------------------------------------
                    (a Delaware limited partnership)
                     ------------------------------

                          STATEMENTS OF INCOME
                          --------------------

                                                  For the three              For the nine
                                                  months ended               months ended
                                                  September 30,             September 30,
                                                      1997                       1997
                                           -------------------------    --------------------
REVENUES:
    Trading profits (loss):
        Realized                                          $6,666,871              $3,199,095
        Change in unrealized                               1,824,620               3,394,200
                                           -------------------------    --------------------

            Total trading results                          8,491,491               6,593,295
                                           -------------------------    --------------------

    Interest income                                          788,805               2,312,273
                                           -------------------------    --------------------

            Total revenues                                 9,280,296               8,905,568
                                           -------------------------    --------------------

EXPENSES:
    Profit shares                                            389,699                 406,321
    Brokerage commissions                                  1,446,028               4,088,876
    Administrative fees                                       39,632                 110,113
                                           -------------------------    --------------------

            Total expenses                                 1,875,359               4,605,310
                                           -------------------------    --------------------

NET INCOME                                                $7,404,937              $4,300,258
                                           =========================    ====================

                        ML CHESAPEAKE DIVERSIFIED L.L.C
                        -------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                             STATEMENTS OF INCOME
                             --------------------

                                               For the three            For the nine
                                                months ended            months ended
                                               September 30,           September 30,
                                                    1997                    1997
                                           --------------------    --------------------
REVENUES:
    Trading profits (loss):
        Realized                                       $422,790              $1,341,688
        Change in unrealized                            167,989                 277,212
                                           --------------------    --------------------

            Total trading results                       590,779               1,618,900
                                           --------------------    --------------------

    Interest income                                     215,193                 718,860
                                           --------------------    --------------------

            Total revenues                              805,972               2,337,760
                                           --------------------    --------------------

EXPENSES:
    Profit shares                                        83,811                 208,198
    Brokerage commissions                               379,319               1,281,244
    Administrative fees                                  10,837                  36,163
                                           --------------------    --------------------

            Total expenses                              473,967               1,525,605
                                           --------------------    --------------------

NET INCOME                                             $332,005              $  812,155
                                           ====================    ====================

                       ML SJO PROSPECT L.L.C
-------------------------------------------------------------------
                 (a Delaware limited partnership)
-------------------------------------------------------------------

                       STATEMENTS OF INCOME
-------------------------------------------------------------------

                                               For the three            For the nine
                                                months ended            months ended
                                               September 30,           September 30,
                                                    1997                    1997
                                           --------------------    --------------------
REVENUES:
    Trading profits (loss):
        Realized                                     $  908,298              $1,597,045
        Change in unrealized                            510,217               1,466,171
                                           --------------------    --------------------

            Total trading results                     1,418,515               3,063,216
                                           --------------------    --------------------

    Interest income                                     286,126                 816,260
                                           --------------------    --------------------

            Total revenues                            1,704,641               3,879,476
                                           --------------------    --------------------

EXPENSES:
    Profit shares                                       158,538                 303,774
    Brokerage commissions                               486,759               1,416,616
    Administrative fees                                  13,908                  40,011
                                           --------------------    --------------------

            Total expenses                              659,205               1,760,401
                                           --------------------    --------------------

NET INCOME                                           $1,045,436              $2,119,075
                                           ====================    ====================

3. FAIR VALUE AND OFF-BALANCE SHEET RISK

   The Partnership's revenues by reporting category for the respective periods are as follows:

                            For the three           For the three            For the nine            For the nine
                             months ended            months ended            months ended            months ended
                            September 30,           September 30,           September 30,           September 30,
                                 1997                    1996                    1997                    1996
                        -------------------     -------------------     -------------------     -------------------

Interest rates                     $ 92,479             $ 1,134,326                $  4,077              $  391,106
Stock indices                       (71,112)             (1,095,934)                 36,355                (426,843)
Commodities                         (79,699)               (323,040)                 (4,792)               (581,963)
Currencies                           72,815                (638,123)                211,681                 830,480
Energy                               20,821                 308,371                 (47,561)              1,212,507
Metals                               23,582                (258,295)                 27,202                (949,505)
                        -------------------     -------------------     -------------------     -------------------
                                   $ 58,886             $  (872,695)               $226,962              $  475,782
                        ===================     ===================     ===================     ===================

Fair Value
----------

The contract/notional values of the Partnership's open derivative instrument positions as of September 30, 1997 and December 31, 1996 were as follows:

                                       1997                                             1996
                    --------------------------------------------     -------------------------------------------

                        Commitment to           Commitment to             Commitment to         Commitment to
                      Purchase (Futures,       Sell (Futures,           Purchase (Futures,      Sell (Futures,
                     Options & Forwards)     Options & Forwards)       Options & Forwards)   Options & Forwards)
                    ----------------------  ---------------------      --------------------  --------------------
Interest rate                   $19,042,681               $1,854,200              $19,868,322               $1,564,238
Stock  Indices                      896,129                  295,353                        -                  250,367
Commodities                         124,531                  230,891                  120,648                  324,279
Currencies                        2,647,563                        -                1,050,027                3,065,985
Energy                              840,891                   92,460                   82,109                        -
Metals                              624,660                  169,750                  639,127                1,085,360
                        -------------------      -------------------      -------------------      -------------------

                                $24,176,455               $2,642,654              $21,760,233               $6,290,229
                        ===================      ===================      ===================      ===================


The contract/notional value of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of September 30, 1997 and December 31, 1996 were as follows:

                                     1997                                   1996
                 -------------------------------------------     ---------------------------------------------

                     Commitment to          Commitment to              Commitment to          Commitment to
                  Purchase (Futures,       Sell (Futures,           Purchase (Futures,       Sell (Futures,
                  Options & Forwards)    Options & Forwards)        Options & Forwards)    Options & Forwards)
                 ---------------------  ---------------------      ---------------------  ---------------------
Exchange
   traded                $24,176,455               $2,642,654                 $21,171,231               $5,598,019
Non-Exchange
    traded                         -                        -                     589,002                  692,210
                  ------------------       ------------------          ------------------       ------------------

                         $24,176,455               $2,642,654                 $21,760,233               $6,290,229
                  ==================       ==================          ==================       ==================

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the nine months ended September 30, 1997 and the year ended December 31, 1996 were as follows:

                                    1997                                             1996
                 -------------------------------------------     ---------------------------------------------

                     Commitment to          Commitment to              Commitment to          Commitment to
                  Purchase (Futures,       Sell (Futures,           Purchase (Futures,       Sell (Futures,
                  Options & Forwards)    Options & Forwards)        Options & Forwards)    Options & Forwards)
                 ---------------------  ---------------------      ---------------------  ---------------------
Interest rate            $17,217,471              $10,470,193                $ 99,859,109              $61,662,340
Stock  Indices             1,007,916                  736,021                   9,556,040                2,455,672
Commodities                1,066,515                  479,360                   8,046,443                1,227,924
Currencies                 1,481,036                3,517,029                  21,644,329               27,211,306
Energy                       548,074                  395,609                   3,186,493                  101,599
Metals                       891,067                  812,407                  12,593,308                6,776,261
                  ------------------       ------------------          ------------------       ------------------

                         $22,212,079              $16,410,619                $154,885,722              $99,435,102
                  ==================       ==================          ==================       ==================

As of September 30, 1997 and December 31, 1996, $10,570,738 and $19,264,937 of
the Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of September 30, 1997 and December 31, 1996 were as follows:

                                    1997                                           1996
                -----------------------------------------      -----------------------------------------
                       Gross                    Net                   Gross                    Net
                     Unrealized             Unrealized              Unrealized             Unrealized
                       Profit              Profit (Loss)              Profit              Profit (Loss)
                ------------------     ------------------      ------------------     ------------------
Exchange
   traded                 $200,988               $148,680                $ 80,876                $64,542
Non-Exchange
    traded                   2,492                (20,296)                 34,397                 (4,332)
                ------------------     ------------------      ------------------     ------------------

                          $203,480               $128,384                $115,273                $60,210
                ==================     ==================      ==================     ==================

4. RELATED PARTY TRANSACTIONS

         MLIP is currently reviewing certain aspects of the interest arrangements between the Partnership and certain affiliates of MLIP. The purposes of the review is to confirm that the Partnership received interest credits as described in its Prospectus. The results of this review have not been determined.

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

         As of October 1, 1997, the Partnership's assets were allocated as follows:

                                                              %
        TRADING ADVISOR                       SECTOR     ALLOCATION
        ---------------                       ------     -----------

        Chesapeake Capital Corp.            Diversified       19.59
        John W. Henry & Co., Inc.           Financial/
                                            Metals            21.67
        Sjo, Inc.                           Financial         20.16
        Northfield Trading                  Diversified       19.22
                                            Cash              19.36
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

Performance Summary
-------------------


         During the first nine months of 1996, the Fund's average month-end Net Assets equaled $38,840,897, and the Fund recognized gross trading gains of $475,782 or 1.22% of such average month-end Net Assets. Brokerage commissions of $1,988,061 or 5.12%, Administrative fees of $50,976 or .13%, and Profit Shares of $370,985 or .96% of average month-end Net Assets were paid. Interest income of $1,364,045 or 3.52% of average month-end Net Assets resulted in net loss of $570,195 or 1.47% of average month-end Net Assets, which resulted in a 2.16% decrease in the Net Asset Value per Unit since December 31, 1995.

         During the first nine months of 1997, the Fund's average month-end Net Assets equaled $29,145,382 and the Fund recognized gross trading gain of $226,962 or .77% and Earnings from Investments of $1,152,043 or 3.95% of such average month-end Net Assets. Brokerage commissions of $406,167 or 1.39%, Administrative fees of $11,446 or .04% and Profit Shares of $2,914 or .01% of average month-end Net Assets were paid. Interest income of $654,414 or 2.25% of average month-end Net Assets resulted in a net gain of $1,612,892 or 5.53% of average month-end Net Assets, which resulted in a 5.69% gain in the Net Asset Value per Unit since December 31, 1996.

         During the first nine months of 1997 and 1996, the Fund experienced 10 profitable months and 8 unprofitable months.

                                    MONTH-END NET ASSET VALUE PER UNIT

           Jan.       Feb.       Mar.        Apr        May        Jun        Jul        Aug        Sep
----------------------------------------------------------------------------------------------------------
1996       $107.43    $103.23    $105.23    $108.01    $104.83    $104.48    $ 98.33    $ 99.85    $101.79
----------------------------------------------------------------------------------------------------------
1997       $110.66    $112.34    $112.02    $110.16    $109.61    $110.30    $116.70    $112.09    $115.05
----------------------------------------------------------------------------------------------------------


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

      John w. Henry & Company, Inc. ("JWH") is one of the Advisors retained by the Fund, managing approximately 21.67% of the Fund's assets committed to trading October 1, 1997. In September 1996, JWH was named as a co-defendant in a class action lawsuit brought in the California Superior Court, Los Angeles County and in the New York Supreme Court, New York County. In November 1996, JWH was named as a co-defendant in a class action complaint filed in Superior Court of the State of Delaware for Newcastle County that contained the same allegations as the New York and California complaints. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. ("Dean Witter") commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter's alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practice. JWH believes the allegations against it are without merit; it intends to contest these allegations vigorously, and is convinced that it will be shown to have acted properly and in the best interest of the investors.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

     Ms. Eilene Nicoll is the vice president of trading administration and a member of the Investment Policy Committee of John W. Henry & Company, Inc. ("JWH"). Prior to joining JWH in July 1997, Ms. Nicoll was a vice president beginning in January 1997 at Commercial Materials, L.L.C., a newly organized corporation which has not yet begun operations. She was a vice president and director at West Course Capital, Inc., a CTA, from January 1994 until it dissolved in December 1996. At West Course Capital, Inc., Ms. Nicoll was responsible for operations and administration. Prior to joining West Course Capital, Inc., she was a vice president at REFCO, Inc. from May 1991 to December 1993. While at REFCO, Inc., she was also a principal of Nikkhah & Nicoll Asset Management, Inc., a CPO. Ms. Nicoll was at Shearson Lehman Brothers from January 1987 to December 1990 as vice president-futures, and subsequently, from January 1991 to May 1991, at Moore Capital Management, Inc. where she was involved in all aspects of the commodity trading advisor business, including administration, marketing, and allocation of proprietary capital. From 1984 through 1986, she was an independent discretionary trader. Ms. Nicoll was employed at Commodities Corporation (USA) N.V. from 1978 to 1984 where she was an assistant vice president. Ms. Nicoll received her B.A. in psychology from Brooklyn College.

     Ms. Glenda G. Twist and Mr. John A. Ford are no longer principals of JWH effective August 1, 1997 and August 31, 1997, respectively.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits
              --------

         There are no exhibits required to be filed as part of this document.

         (b)  Reports on Form 8-K
              -------------------

         There were no reports on Form 8-K filed during the first nine months of fiscal 1997.

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



                            THE SECTOR STRATEGY FUND/SM/ VI L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date: November 14, 1997     By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  November 14, 1997    By /s/MICHAEL A. KARMELIN
                               ----------------------
                              Michael A. Karmelin
                              Chief Financial Officer, Vice President
                              and Treasurer