Form 10-K405
period 1997-12-31
SECTOR STRATEGY FUND VI LP
filed 1998-03-27
CIK 904364

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

               (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the fiscal year ended:  December 31, 1997
                                       or
                 (  ) Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934


                        Commission file number:  0-22448

                       THE SECTOR STRATEGY FUND VI L.P.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     13-3714541
    -------------------------------                 -------------------
    (State of other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                  Identification No.)

                  C/O MERRILL LYNCH INVESTMENT PARTNERS INC.
                       MERRILL LYNCH WORLD HEADQUARTERS
                            WORLD FINANCIAL CENTER
               SOUTH TOWER, 6TH FLOOR, NEW YORK, NY  10080-6106
               ------------------------------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (212) 236-5662
                                                           --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  Limited Partnership Units
                                                             -------------------------
                                                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
 .                                                          Yes   X    No _______
                                                               -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                   [X]

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant: the registrant is a limited partnership; as of February 1, 1998, limited partnership units with an aggregate value of $25,753,161 were outstanding and held by non-affiliates:

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "1997 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1997, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith.

                       THE SECTOR STRATEGY FUND VI L.P.

                      ANNUAL REPORT FOR 1997 ON FORM 10-K


                               Table of Contents
                               -----------------


                                    PART I
                                    ------

                                                                                                       PAGE
Item 1     Business................................................................................     1

Item 2     Properties..............................................................................     7

Item 3     Legal Proceedings.......................................................................     7

Item 4     Submission of Matters to a Vote of Security Holders.....................................     8

                                    PART II
                                    -------

Item 5      Market for Registrant's Common Equity and Related Stockholder Matters................       8

Item 6      Selected Financial Data..............................................................       9

Item 7      Management's Discussion and Analysis of Financial Condition and Results of Operations      12

Item 7      Quantitative and Qualitative Disclosures About Market Risk...........................      16

Item 8      Financial Statements and Supplementary Data..........................................      16

Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.      16

                                    PART III
                                    --------

Item 10      Directors and Executive Officers of the Registrant..................................      16

Item 11      Executive Compensation..............................................................      18

Item 12      Security Ownership of Certain Beneficial Owners and Management......................      19

Item 13      Certain Relationships and Related Transactions......................................      19

                                    PART IV
                                    -------

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................      20

                                    PART I

ITEM 1:  BUSINESS
         --------

(a) General Development of Business:
    -------------------------------

          The SECTOR Strategy Fund/SM/ VI L.P. (the "Partnership" or the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on April 23, 1993 and began trading operations on September 10, 1993. The Fund made only the initial offering of its units of limited partnership interest ("Units"); Units may be redeemed as of the end of each calendar month. The Partnership engages in the speculative trading of a portfolio of futures and forward contracts and related options in the currencies, interest rates, stock index, metals, agricultural and energy sectors of the world commodity markets. The Fund's objective is achieving substantial capital appreciation even while assuring investors of at least a predetermined minimum Net Asset Value per Unit as of the Principal Assurance Date.

          Merrill Lynch Investment Partners Inc. (the "General Partner" or "MLIP") acts as the general partner of the Partnership and selects and allocates the Fund's assets among professional advisors ("Trading Advisors" or "Advisors"), each unaffiliated with MLIP and each of which trades independently of the others. MLIP also determines what percentage of the Fund's assets to allocate to trading and what percentage to hold in reserve. Merrill Lynch Futures Inc. (the "Commodity Broker" or "MLF") is the Partnership's commodity broker. The General Partner is a wholly-owned subsidiary of Merrill Lynch Group, Inc., which, in turn, is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("ML&Co."). The Commodity Broker is an indirect wholly-owned subsidiary of ML&Co. (ML&Co. and its affiliates are herein sometimes referred to as "Merrill Lynch.")

          In addition to its trading accounts, the Partnership maintains a cash account. From time to time, the General Partner allocates and reallocates Partnership assets among its trading and cash accounts in an attempt to increase profit potential while limiting the downside risks associated with futures and forward trading (in order to prevent ML&Co. from incurring any obligations under its guarantee of a minimum Net Asset Value per Unit, as described below). Initially, the General Partner allocated approximately 30% of the Partnership's assets to cash and approximately 70% to the trading accounts. As of December 31, 1997, that ratio was approximately 19% to cash and 81% to trading.

          The total initial capitalization of the Partnership as of September 10, 1993 was $108,693,900. Through December 31, 1997, Units with an aggregate Net Asset Value of $86,903,925 have been redeemed (including December 31, 1997 redemptions which were actually paid in January 1998), the Partnership's capitalization was $26,918,481, and the Net Asset Value of a Unit sold as of September 10, 1993 for $100 was $117.64.

          The Fund is a "principal protected" commodity pool. ML&Co. provides the guarantee described below under Item 1(c), "Narrative Description of Business -- ML&Co.'s 'Principal Protection' Undertaking to the Fund" -- that the Net Asset Value per Unit will equal at least $100 (the initial subscription price as of September 10, 1993) as of December 31, 1998 (the "Principal Assurance Date"). This guarantee does not prevent substantial investor losses, but rather serves only as a form of "stop loss," limiting the maximum loss which investors who retain their Units until the Principal Assurance Date can incur. In order to protect ML&Co. from any liability under its guarantee at such time, if any, as the Net Asset Value per Unit were to decline to 110% or less of the present value of $100 discounted back from the Principal Assurance Date, MLIP would terminate trading altogether in order to ensure that ML&Co. incurred no financial obligation to the Fund under ML&Co.'s guarantee of the minimum Net Asset Value per Unit.

          Through December 31, 1997, the net gain in the Net Asset Value per Unit was 17.64%. The highest month end Net Asset Value per Unit was $117.64 (December,1997) and the lowest $92.71 (April, 1994).

          (b) Financial Information about Industry Segments:
              ---------------------------------------------

          The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool."

          (c) Narrative Description of Business:
              ---------------------------------

              GENERAL

              The Fund trades in futures, options on futures and forward contracts in major sectors of the world economy, with the objective of achieving substantial capital appreciation over time, while assuring investors of at least a predetermined minimum Net Asset Value per Unit as of the Principal Assurance Date.

              The General Partner is the Partnership's trading manager, with responsibility for selecting Advisors to manage the Partnership's assets, allocating and reallocating Fund assets among these Advisors and determining the percentage of the Partnership's assets committed to trading from time to time.

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

              MLIP may from time to time direct certain individual Advisors to manage their Fund accounts as if they were managing up to 50% more equity than the actual capital allocated to them. This additional leverage is subject to the condition that the Fund as a whole will not trade as if it had in excess of 20% more equity than actual capital.

              One of the objectives of the Fund is to provide diversification for a limited portion of the risk segment of the Limited Partners' portfolios. Commodity pool performance has historically often demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Fund's returns have, in fact, frequently been significantly non-correlated (not, however, negatively correlated) with the United States stock and bond markets.

              ML&CO.'S "PRINCIPAL PROTECTION" UNDERTAKING TO THE FUND

              ML&Co., the parent company of the Merrill Lynch organization, which includes the General Partner and the Commodity Broker, has agreed to contribute sufficient capital to the Partnership so that it will have adequate funds, after adjustment for all liabilities to third parties, that the Net Asset Value per Unit will be no less than $100 as of the Principal Assurance Date. This guarantee, which is effective only as of the Principal Assurance Date, is a guarantee only of the return of a subscriber's initial investment, and not on a present value basis, not of profit. This guarantee is a general, unsecured obligation of ML&Co.

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

              USE OF PROCEEDS AND INTEREST INCOME

              General. The Fund's assets are used as security for and to pay
              -------
the Fund's trading losses as well as any expenses and redemptions. The primary use of the Fund's capital is to permit the Advisors to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets, while allocating to the Partnership's cash account such amounts as MLIP deems appropriate in order to protect ML&Co. from any liability under its guarantee.

While being used for this purpose, the Fund's assets are also generally available to earn interest, as more fully described below under "-- Available Assets."

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

          Market Types.  The Fund trades on a variety of United States and
          ------------
foreign futures exchanges. Applicable exchange rules differ significantly among different countries and exchanges. Substantially all of the Fund's off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets. The forward markets are generally unregulated, and in its forward trading the Fund does not deposit margin with respect to its positions. The Partnership's forward currency trading is executed exclusively through the Foreign Exchange Service Desk (the "F/X Desk") operated by MLIP and certain of its affiliates, with MLF as the "back-to-back" intermediary to the ultimate counterparties, which include Merrill Lynch International Bank ("MLIB").

          As in the case of its market sector allocations, the Fund's commitments to different types of markets -- U.S. and non-U.S., regulated and unregulated -- differ substantially from time to time as well as over time. The Fund has no policy restricting its relative commitments to any of these different types of markets.

          The Fund's financial statements contain information relating to the types of markets traded by the Fund. There can, however, be no assurance as to in which markets the Fund may trade or the Fund's trading may be concentrated at any one time or over time.

          Custody of Assets. All of the Fund's assets are currently held in
          -----------------
customer accounts at Merrill Lynch.

          Available Assets.  The Fund earns interest, as described below, on its
          ----------------
"Available Assets," which can be generally described as the cash actually held by the Fund or invested in short-term Treasury bills. Available Assets are held primarily in U.S. dollars, and to a lesser extent in foreign currencies, and are comprised of the following: (a) the Fund's cash balance in the offset accounts (as described below) -- which includes "open trade equity" (unrealized gains and losses on open positions) on United States futures contracts, which is paid into or out of the Fund's account on a daily basis; (b) short-term Treasury bills purchased by the Fund; and (c) the Fund's cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to the closing out of such positions. Available Assets do not include, and the Fund does not earn interest on, the Fund's gains or losses on its open forward, commodity option and certain foreign futures positions since such gains or losses are not collected or paid until such positions are closed out.

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

          Interest Earned on the Fund's U.S. Dollar Available Assets.  The
          ----------------------------------------------------------
Fund's U.S. dollar Available Assets are held in cash in offset accounts. Offset accounts are non-interest bearing demand deposit accounts maintained with banks unaffiliated with Merrill Lynch. An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are MLF customer accounts, not subject to any Merrill Lynch liability.

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

          The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Fund's U.S. dollar Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service. The economic benefits derived by Merrill Lynch -- net of the interest credits paid to the Fund and the fee paid to the offset banks -- from the offset accounts have not exceeded 3/4 of 1% per annum of the Fund's average daily U.S. dollar Available Assets held in the offset accounts. These revenues to Merrill Lynch are in addition to the Brokerage Commissions and Administrative Fees paid by the Fund to MLF and MLIP, respectively.

          Interest Paid by Merrill Lynch on the Fund's Non-U.S. Dollar Available
          ----------------------------------------------------------------------
Assets.  Under the single currency margining system implemented for the
------
Partnership, the Partnership itself does not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options. MLF provides the necessary margin, permitting the Fund to retain the monies which would otherwise be required for such margin as part of the Fund's U.S. dollar Available Assets. The Fund does not earn interest on foreign margin deposits provided by MLF. The Fund does, however, earn interest on its non-U.S. dollar Available Assets. Specifically, the Fund is credited by Merrill Lynch with interest at the local short-term rate on realized and unrealized gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Fund. Merrill Lynch charges the Fund Merrill Lynch's cost of financing realized and unrealized losses on such positions.

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

                        -------------------------------

          The General Partner has determined that there may have been a miscalculation in the interest credited to the Fund for a period prior to November 1996. Accordingly, Merrill Lynch has credited certain amounts to the Fund's investors (directly, not by crediting the Fund itself). For current Merrill Lynch clients, this credit, which includes compounded interest, appears on the December 1997 account statements. The total amount of the adjustment was approximately $1,302,000.

    CHARGES

    The following table summarizes the charges incurred by the Fund during 1995, 1996 and 1997.

                                     1995                              1996                                 1997
                         ------------------------------     ------------------------------         ------------------------
                                           % OF AVERAGE                    % OF AVERAGE                       % OF AVERAGE
                           DOLLAR           MONTH-END        DOLLAR           MONTH-END            DOLLAR       MONTH-END
COST                       AMOUNT          NET ASSETS        AMOUNT          NET ASSETS            AMOUNT      NET ASSETS
----                     ---------         ------------     --------         -------------         ------      ------------

---------------------------------------------------------------------------------------------------------------------------
Brokerage                $5,771,415          7.59%        $2,243,462          6.04%               $519,637        1.89%
 Commissions
---------------------------------------------------------------------------------------------------------------------------
Administrative Fees               -             -             57,524          0.15                  14,688        0.06
---------------------------------------------------------------------------------------------------------------------------
Profit Shares             1,086,165          1.43            434,053          1.17                   2,914        0.01
                         ----------          ----         ----------          ----                --------        ----
---------------------------------------------------------------------------------------------------------------------------
       Total             $6,857,580          9.02%        $2,735,039          7.36%               $537,239        1.96%
                         ==========          ====         ==========          ====                ========        ====
---------------------------------------------------------------------------------------------------------------------------


_______________
The Fund reimbursed MLIP for a total of $1,000,000 of organizational and offering costs over the first 36 months of operations.

                             ____________________

          The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund's U.S. dollar Available Assets in offset accounts. See Item 1(c), "Narrative Description of Business -- Use of Proceeds and Interest Income."

          The Fund's average month-end Net Assets during 1995, 1996 and 1997 equaled $76,006,447 $37,135,556 and $27,458,616 respectively.

          During 1995, 1996 and 1997, the Fund earned $4,001,380, $1,661,887 and
$790,813 in interest income, or approximately 5.26%, 4.48% and 2.88% of the Fund's average month-end Net Assets.

          As of January 1, 1996, the 10% per annum Brokerage Commissions paid by the Fund to MLF were recharacterized as 9.75% per annum Brokerage Commissions and a 0.25% per annum Administrative Fee paid by the Fund to MLIP. This recharacterization had no economic effect on the Fund.

          As of February 1, 1997, the 9.75% per annum Brokerage Commissions were reduced to 8.75% per annum (0.7291% of the Fund's month-end assets allocated to trading).
          The variations in charges is primarily due to placing assets in Trading LLCs (See Item 7).
                        ______________________________

                        DESCRIPTION OF CURRENT CHARGES

RECIPIENT            NATURE OF PAYMENT       AMOUNT OF PAYMENT
---------            --------------------    -----------------

MLF                 Brokerage Commissions    A flat-rate monthly commission of
                                             .8125 of 1% (a 9.75% annual rate)
                                             of the Fund's month-end assets
                                             committed to trading. As of
                                             December 31, 1997 approximately
                                             100% of the Fund's assets were
                                             allocated to trading.

                                             During 1995, 1996 and 1997, the
                                             round-turn (each purchase and sale
                                             or sale and purchase of a single
                                             futures contract) equivalent rate
                                             of the Fund's flat-rate Brokerage
                                             Commissions was approximately $100,
                                             $86 and $56, respectively.

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

MLIP                Administrative Fees      The Fund pays MLIP a monthly
                                             Administrative Fee equal to
                                             0.020833 of 1% of the Fund's month-
                                             end assets committed to trading
                                             (0.25% annually). MLIP pays all of
                                             the Fund's routine administrative
                                             costs.

MLIB                Bid-ask spreads          Under MLIP's F/X Desk arrangements,
                                             MLIB receives bid-ask spreads on
                                             the forward trades it executes with
                                             the Fund.

Other               Bid-ask spreads          The counterparties other than MLIB
  Counterparties                             with which the F/X Desk deals also
                                             each receive bid-ask spreads on the
                                             forward trades executed with the
                                             Fund.


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

Trading Advisors    Profit Shares            Prior to January 1, 1997, all
                                             Advisors received quarterly Profit
                                             Shares ranging from 15% to 25%
                                             (depending on the Trading Advisor)
                                             of any New Trading Profit achieved
                                             by their Fund account. As of
                                             January 1, 1997, a number of
                                             Advisors agreed to receive only
                                             annual Profit Shares. Profit Shares
                                             are also paid upon redemption of
                                             Units. New Trading Profit is
                                             calculated separately in respect of
                                             each Advisor, irrespective of the
                                             overall performance of the Fund.
                                             The Fund may pay substantial Profit
                                             Shares during periods when it is
                                             incurring significant overall
                                             losses.

                    DESCRIPTION OF CURRENT CHARGES (CONT'D)

RECIPIENT           NATURE OF PAYMENT       AMOUNT OF PAYMENT
---------           -----------------       -----------------

MLF;                Extraordinary expenses  Actual costs incurred; none paid to
   Others                                   date, and expected to be negligible.


          REGULATION

          The General Partner, the Trading Advisors and the Commodity Broker are each subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association. Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLIP itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

          (i) through (xii) -- not applicable.

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

ITEM 3:  LEGAL PROCEEDINGS
         -----------------

         ML&Co. -- the sole stockholder of Merrill Lynch Group, Inc. (which is the sole stockholder of MLIP) -- as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations of financial condition of MLIP or the Fund.

         MLIP itself has never been the subject of any material litigation.

         On June 24, 1997, the CFTC accepted an Offer of Settlement from MLF and others, in a matter captioned "In the Matter of Mitsubishi Corporation and Merrill Lynch Futures Inc., et al.," CFTC Docket No. 97-10, pursuant to which MLF, without admitting or denying the allegations against it, consented to a finding by the Commission that MLF had violated Section 4c(a)(A) of the Commodity Exchange Act, relating to wash sales (the CFTC alleged that the customer entered nearly simultaneous orders without the intent to engage in a bona fide trading transaction), and CFTC Regulation 1.37(a), relating to recordkeeping requirements. MLF agreed to cease and desist from violating
Section 4c(a)(A) of the Act and Regulation 1.37(a), and to pay a civil monetary penalty of $175,000.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         The Partnership has never submitted any matters to a vote of its Limited Partners.


                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------------------

         (a)  Market Information:
              ------------------

              There is no trading market for the Units, nor will one develop. Rather, Limited Partners may redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges. Units redeemed prior to the Principal Assurance Date are not entitled to any benefits under the ML&Co. guarantee.

         (b)  Holders:
              -------

              As of December 31, 1997, there were 1,362 holders of Units, including the General Partner.

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

                                                                                                      SEPTEMBER 10, 1993
                                           YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     (COMMENCEMENT OF
                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,      TRADING) TO
INCOME STATEMENT DATA                         1997           1996           1995           1994       DECEMBER 31, 1993
---------------------                     -------------  -------------  -------------  -------------  ------------------

Revenues:
   Trading Profits (Loss)
      Realized Gain (Loss)                  $   222,536   $ 4,174,847    $ 9,810,089    $    64,289        $ (1,677,777)
      Change in Unrealized Gain (Loss)           51,814    (2,454,976)    (2,396,610)     3,288,186           1,623,610
                                            -----------   -----------    -----------    -----------        ------------
         Total Trading Results                  274,350     1,719,871      7,413,479      3,352,475             (54,167)

      Interest Income                           790,813     1,661,887      4,001,380      3,643,283             827,989
                                            -----------   -----------    -----------    -----------        ------------

         Total Revenues                       1,065,163     3,381,758     11,414,859      6,995,758             773,822
                                            -----------   -----------    -----------    -----------        ------------

Expenses:
   Brokerage Commissions                        519,637     2,243,462      5,771,415      6,822,213           2,280,727
   Administrative Fees                           14,688        57,524              -              -                   -
   Profit Shares                                  2,914       434,053      1,086,165        721,999             215,596
                                            -----------   -----------    -----------    -----------        ------------

         Total Expenses                         537,239     2,735,039      6,857,580      7,544,212           2,496,323
                                            -----------   -----------    -----------    -----------        ------------
   Income from Investments                    1,679,221       984,327              -              -                   -
                                            -----------   -----------    -----------    -----------        ------------
   Net Income (Loss)                        $ 2,207,145   $ 1,631,046    $ 4,557,279    $  (548,454)       $ (1,722,501)
                                            ===========   ===========    ===========    ===========        ============


                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,       DECEMBER 31,
BALANCE SHEET DATA*                                1997          1996           1995           1994                1993
-------------------                         -----------   -----------    -----------    -----------        ------------

Fund Net Asset Value                        $26,918,481   $30,946,907    $50,431,013    $93,187,212        $105,198,284
Net Asset Value per Unit                        $117.64       $108.85        $104.04         $97.49              $98.28

____________________

* Balance Sheet Data is based on redemption values, which differ immaterially from Net Asset Values as determined under Generally Accepted Accounting Principles ("GAAP") due to the treatment of organizational and initial offering cost reimbursements.

     The variations in income statement line items is primarily due to placing assets in Trading LLCs (See Item 7).

                                                MONTH-END NET ASSET VALUE PER UNIT
------------------------------------------------------------------------------------------------------------------
         JAN.     FEB.     MAR.     APR.      MAY     JUNE     JULY     AUG.     SEPT.    OCT.     NOV.     DEC.
------------------------------------------------------------------------------------------------------------------
1993    N/A      N/A      N/A      N/A      N/A      NA       N/A      N/A      $ 98.89  $ 97.86  $ 98.07  $ 98.28
------------------------------------------------------------------------------------------------------------------
1994    $ 95.94  $ 93.35  $ 93.26  $ 92.71  $ 95.30  $ 97.51  $ 96.01  $ 94.57  $ 96.20  $ 96.73  $ 97.05  $ 97.49
------------------------------------------------------------------------------------------------------------------
1995    $ 95.55  $ 96.06  $100.28  $101.28  $103.18  $101.04  $ 98.30  $ 99.31  $ 98.71  $ 97.79  $ 99.33  $104.04
------------------------------------------------------------------------------------------------------------------
1996    $107.43  $103.23  $105.23  $108.01  $104.83  $104.48  $ 98.33  $ 99.85  $101.79  $106.19  $110.86  $108.85
------------------------------------------------------------------------------------------------------------------
1997    $110.66  $112.34  $112.02  $110.16  $109.61  $110.30  $116.70  $112.09  $115.05  $113.71  $114.47  $117.64
------------------------------------------------------------------------------------------------------------------

                       THE SECTOR STRATEGY FUND/SM/ VI L.P.
                               DECEMBER 31, 1997

  Type of Pool:  Selected-Advisor/Publicly-Offered/"Principal Protected"/(1)/
                  Inception of Trading:   September 10, 1993
                   Aggregate Subscriptions:    $108,693,900
                     Current Capitalization:   $26,918,481
                 Worst Monthly Drawdown/(2)/:  (5.89)%  (7/96)
           Worst Peak-to-Valley Drawdown/(3)/:  (8.97)%  (5/96-7/96)
                                 _____________

             Net Asset Value per Unit, December 31, 1997:   $117.64

                  MONTHLY RATES OF RETURN/(4)/
-----------------------------------------------------------
      MONTH         1997    1996    1995     1994     1993
-----------------------------------------------------------
January             1.66%   3.25%  (1.98)%  (2.38)%     N/A
-----------------------------------------------------------
February            1.52   (3.91)    0.53    (2.70)     N/A
-----------------------------------------------------------
March              (0.28)   1.94     4.40    (0.09)     N/A
-----------------------------------------------------------
April              (1.66)   2.64     1.00    (0.60)     N/A
-----------------------------------------------------------
May                (0.50)  (2.95)    1.88     2.80      N/A
-----------------------------------------------------------
June                0.63   (0.33)   (2.08)    2.32      N/A
-----------------------------------------------------------
July                5.80   (5.89)   (2.71)   (1.55)     N/A
-----------------------------------------------------------
August             (3.95)   1.55     1.03    (1.50)     N/A
-----------------------------------------------------------
September           2.64    1.95    (0.60)    1.73   (1.11)%
-----------------------------------------------------------
October            (1.16)   4.32    (0.93)    0.55    (1.04)
-----------------------------------------------------------
November            0.67    4.40     1.58     0.33     0.21
-----------------------------------------------------------
December            2.77   (1.82)    4.74     0.45     0.21
-----------------------------------------------------------
Compound Annual     8.08%   4.62%    6.75%  (0.80)%  (1.72)%
Rate of Return
-----------------------------------------------------------

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

          MLIP's decision to terminate or reallocate assets among Trading Advisors is based on a combination of numerous factors. Advisors are, in general, terminated primarily for unsatisfactory performance, but other factors -- for example, a change in MLIP's or an Advisor's market outlook, apparent deviation from announced risk control policies, excessive turnover of positions, changes in principals, commitment of resources to other business activities, etc. -- may also have a role in the termination or reallocation decision. The market judgment and experience of MLIP's principals is an important factor in its allocation decisions.

          MLIP has no timetable or schedule for making Advisor changes or reallocations, and generally makes a medium- to long-term commitment to all Advisors selected. There can be no assurance as to the frequency or number of Advisor changes that may take place in the future, or as to how long any Advisor will manage assets for the Partnership.

          RESULTS OF OPERATIONS

          General. MLIP believes that multi-advisor futures funds should be
          -------
regarded as medium- to long-term (i.e., three to five year) investments, but it is difficult to identify trends in the Fund's operations and virtually impossible to make any predictions regarding future results based on the results to date. An investment in the Fund may be less successful over a longer than over a shorter period.

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

          MLIP attempts to control the market risk inherent in the Fund's trading by MLIP's multi-advisor strategy and Trading Advisor selections. MLIP reviews the positions acquired by the Advisors on a daily basis in an effort to determine whether the overall positions of the Fund may have become what MLIP analyzes as being excessively concentrated in a limited number of markets -- in which case MLIP may, as of the next month-end or quarter-end, adjust the Fund's Advisor combination and/or allocations so as to attempt to reduce the risk of such over-concentration occurring in the future. MLIP also adjusts the percentage of each series' capital allocated to trading, with the principal objective of protecting ML&Co. from any liability under its guarantee of a $100 minimum Net Asset Value per Unit as of the Principal Assurance Date. The market risk to the Fund is limited by the combination of its "principal protection" feature and multi-advisor strategy.

          The Units began trading with 70% of their capital committed to trading. As of December 31, 1997 that percentage was 81%. MLIP determinations as to what percentage of the Fund's assets to allocate to trading from time to time --again, a determination primarily dictated by MLIP's objective of ensuring that ML&Co. is never required to make any payments under its guarantee that the Net Asset Value per Unit will be at least $100 as of the Principal Assurance Date --has a material impact on the performance of the Fund.

        MLIP may consider making distributions to investors under certain circumstances (for example, if substantial profits are recognized); however, MLIP has not done so to date and does not presently intend to do so.

        The significant variations in both the statement of financial condition and the income statement line items is primarily due to the Partnership placing assets under the management of certain of the Advisors not through opening managed accounts with them but rather through investing in a private limited liability company ("Trading LLC") sponsored by MLIP. The only members of the Trading LLC are commodity pools sponsored by MLIP. The Trading LLC trades under the management of a single Advisor pursuant to a single strategy and at a uniform degree of leverage. Placing assets with an Advisor through investing in a Trading LLC rather than a managed account has no economic effect on the Partnership, except to the extent that the Partnership benefits from the Advisor not having to allocate trades among a number of different accounts (rather than acquiring a single position for the Trading LLC as a whole).

        The results of the Partnership's Trading LLC investments are reflected in the Partnership's financial statements as "Income from Investments." These investments are reflected in the financial statements at fair value based upon the net asset value of the Partnership's interest in the Trading LLCs. Fair value is equal to the market value of the net assets of the Trading LLC. The resulting difference between cost and fair value is reflected on the Statement of Operations as income or loss from investments.

        PERFORMANCE SUMMARY

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

        1997

        Trend reversals and extreme market volatility, affected by such factors as the Asian flu and El Nino, were characteristic of most of 1997. However, the year proved to be a profitable one overall for the Fund as trends in several key markets enabled the Trading Advisors to profit despite the significant obstacles. Although trading results in several sectors may have been lackluster, the global currency and bond markets offered noteworthy trading opportunities, which resulted in significant profits in these markets during the year. Additionally, the currency and interest rate sectors of the Fund's portfolio represented its largest percentage of market commitments.

        In currency markets, the U.S. dollar rallied and started 1997 on a strong note, rising to a four-year high versus the Japanese yen and two-and-a-half year highs versus the Deutsche mark and the Swiss franc. However, the dollar underwent two significant corrections during the year. The first correction occurred in the Spring against the Japanese yen, due to the G7 finance ministers' determination that a further dollar advance would be counter-productive to their current goals. From August through mid-November, the dollar corrected against the Eurocurrencies in advance of a well-advertised tightening by the Bundesbank. By mid-December the dollar had bounced back to new highs against the yen and was rallying against the mark.

        Global interest rate markets began the year on a volatile note, as investors evaluated economic data for signs of inflation. By the middle of the year, economic data in key countries was positive indicating lower inflation and igniting a worldwide rally in the bond markets. Specifically, investor sentiment was particularly strong in the U.S., where prices on the 30-year Treasury bond and 10-year Treasury note rose to their highest levels in over two years. This followed a largely positive economic report delivered by Federal Reserve Chairman Greenspan in testimony before Congress. Effects of the plunge in the Hong Kong stock market in late October spread rapidly throughout the world's financial markets, including global bond markets. After continued volatility in subsequent months made trading difficult, 1997 interest rate trading ended on a positive note when U.S. and Japanese bond markets rallied as a flight to safety from plunging stock markets around the world occurred in December.

        In energy markets, a slump in crude oil prices was characteristic of its lackluster performance from the beginning of the year. Early in 1997, volatility returned in the energy markets, reflecting the impact of a winter significantly warmer than normal. By mid-year, the decline in prices reversed sharply as Saudi Arabia and Iran, together representing about 45% of OPEC's oil production, joined forces to pressure oil-producing nations to stay within OPEC production quotas. In December, financial and economic problems in Asia reduced demand for oil, and, in combination with ample supplies, resulted in crude oil prices declining once again.


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

        The Partnership's Brokerage Commissions and Administrative Fees are a constant percentage of assets charge. The only Fund costs (other than the insignificant F/X Desk service fees and EFP differentials as well as bid-ask spreads on forward contracts) which are not based on a percentage of the Fund's assets are the Profit Shares payable to the Trading Advisors on an Advisor-by-Advisor basis. During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation among the Advisors (so that the total Profit Shares paid to those Advisors which have traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as other Advisors have incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Advisors) -- suggesting the likelihood of generally trendless, non-consensus markets.

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

     Except in unusual circumstances, factors -- regulatory approvals, cost of goods sold, employee relations and the like -- which often materially affect an operating business have virtually no impact on the Fund.

     LIQUIDITY AND CAPITAL RESOURCES

     The Fund's costs are generally proportional to its asset base, and, within broad ranges of capitalization, the Advisors' trading positions (and the resulting gains and losses) should increase or decrease in approximate proportion to the size of the Fund account managed by each of them, respectively.

     Inflation per se is not a significant factor in the Fund's profitability, although inflationary cycles can give rise to the type of major price movements that can have a materially favorable or adverse impact on the Fund's performance.

     Changes in the level of prevailing interest rates could have a material effect on the Fund's trading leverage. Interest rates directly affect the calculation of the discounted value (discounted back from the Principal Assurance Date) of the guaranteed minimum Net Asset Value per Unit and, accordingly, the assets which a given series of Units has available for trading.

     In its trading to date, the Fund has from time to time had substantial unrealized gains and losses on its open positions. These gains or losses are received or paid on a periodic basis as part of the routine clearing cycle on exchanges or in the over-the-counter markets (the only over-the-counter market in which the Fund trades is the inter-bank forward market in currencies). In highly unusual circumstances, market illiquidity could make it difficult for certain Advisors to close out open positions, and any such illiquidity could expose the Fund to significant losses, or cause it to be unable to recognize unrealized gains. However, in general, there is no meaningful difference between the Fund's realized and unrealized gains.

     THE YEAR 2000 COMPUTER ISSUE

     Merrill Lynch's modifications for Year 2000 systems compliance are proceeding according to plan and are expected to be completed in early 1999. Based on information currently available, the remaining expenditures are estimated at $200 million and will cover hardware and software upgrades, systems consulting, and computer maintenance. These expenditures are not expected to have a material adverse impact on Merrill Lynch's financial position, results of operations, or cash flows in future periods. However, the failure of Merrill Lynch's securities exchanges, clearing organizations, vendors, clients, or regulators to resolve their own processing issues in a timely manner could result in a material financial risk. Merrill Lynch is devoting necessary resources to address all Year 2000 issues in a timely manner.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

     Not applicable.


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

     The directors and executive officers of MLIP as of February 1, 1998 and their respective business backgrounds are as follows.


          John R. Frawley, Jr.         Chairman, Chief Executive Officer,
                                          President and Director

          Jeffrey F. Chandor           Senior Vice President, Director of Sales,
                                       Marketing and Research and Director

          Joseph H. Moglia             Director

          Allen N. Jones               Director

          Stephen G. Bodurtha          Director

          Michael A. Karmelin          Chief Financial Officer, Vice President
                                         and Treasurer

          Steven B. Olgin              Vice President, Secretary and Director of
                                         Administration

     John R. Frawley, Jr. was born in 1943. Mr. Frawley is Chairman, Chief Executive Officer, President and a Director of MLIP and Co-Chairman of MLF. He joined Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") in 1966 and has served in various positions, including Retail and Institutional Sales, Manager of New York Institutional Sales, Director of Institutional Marketing, Senior Vice President of Merrill Lynch Capital Markets and Director of International Institutional Sales. Mr. Frawley holds a Bachelor of Science degree from Canisius College. Mr. Frawley served on the CFTC's Regulatory Coordination Advisory Committee from its formation in 1990 through its dissolution in 1994. Mr. Frawley is currently serving his fourth consecutive one-year term as Chairman of the Managed Funds Association (formerly, the Managed Futures Association), a national trade association that represents the managed futures, hedge funds and fund of funds industry. Mr. Frawley is also a Director of that organization. Mr. Frawley currently serves on a panel created by the Chicago Mercantile Exchange and The Board of Trade of the City of Chicago to study cooperative efforts related to electronic trading, common clearing and the issues regarding a potential merger.

          Jeffrey F. Chandor was born in 1942. Mr. Chandor is Senior Vice President, the Director of Sales, Marketing and Research and a Director of MLIP. He joined MLPF&S in 1971 and has served as the Product Manager of International Institutional Equities, Equity Derivatives and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut.

          Joseph H. Moglia was born in 1949. He is a director of MLIP. In 1971, he graduated from Fordham University with a Bachelor of Arts degree in Economics. He later received his Master of Science degree from the University of Delaware. He taught at the high school and college level for sixteen years. Mr. Moglia joined MLPF&S in 1984, and has served in a number of senior roles, including Director of New York Fixed Income Institutional Sales, Director of Global Fixed Institutional Sales, and Director of the Municipal Division. He is currently Senior Vice President and Director of the Investment Strategy and Product Group in Merrill Lynch Private Client, and Director of Middle Markets.

          Allen N. Jones was born in 1942. Mr. Jones is a Director of MLIP and, from July 1995 until January 1998, Mr. Jones was Chairman of the Board of Directors of MLIP. Mr. Jones graduated from the University of Arkansas with a Bachelor of Science, Business Administration degree in 1964. Since June 1992, Mr. Jones has held the position of Senior Vice President of MLPF&S. From June 1992 through February 1994, Mr. Jones was the President and Chief Executive Officer of Merrill Lynch Insurance Group, Inc. ("MLIG") and remains on the Board of Directors of MLIG and its subsidiary companies. From February 1994 to April 1997, Mr. Jones was the Director of Individual Financial Services of the Merrill Lynch Private Client Group. In April 1997, Mr. Jones became the Director of Private Client marketing.

          Stephen G. Bodurtha was born in 1958. Mr. Bodurtha is a Director of MLIP. In 1980, Mr. Bodurtha graduated from Wesleyan University, Middletown, Connecticut with a Bachelor of Arts degree in Government, magna cum laude. From 1980 to 1983, Mr. Bodurtha worked in the Investment Banking Division of Merrill Lynch. In 1985, he was awarded his Master of Business Administration degree from Harvard University, where he also served as Associates Fellow (1985-1986). From 1986 to 1989, Mr. Bodurtha held the positions of Associate and Vice President with Kidder, Peabody & Co., Incorporated where he worked in their Financial Futures & Options Group. Mr. Bodurtha joined MLPF&S in 1989 and has held the position of First Vice President since 1995. He has been the Director in charge of MLPF&S's Structured Investments Group since 1995.

          Michael A. Karmelin was born in 1947. Mr. Karmelin is Chief Financial Officer, Vice President and Treasurer of MLIP. Prior to joining MLIP in April 1997, Mr. Karmelin was Chief Financial Officer of Merrill Lynch, Hubbard Inc. ("ML Hubbard"), a sponsor of real estate limited partnerships. Mr. Karmelin joined ML Hubbard in January 1994 and was a Vice President of ML Hubbard. From May 1994 to April 1997, he was the Chief Financial Officer of ML Hubbard, responsible for its accounting, treasury and tax functions. Prior to joining ML Hubbard, Mr. Karmelin held several senior financial positions with ML&Co and MLPF&S from December 1985 to December 1993, including Vice President/Senior Financial Officer Corporate Real Estate and Purchasing, Manager Commitment Control/Capital Budgeting, and Senior Project Manager/Project Analysis. Prior to joining ML&Co., Mr. Karmelin was employed at Avco Corporation for 17 years, where he held a variety of financial positions. Mr. Karmelin holds a B.B.A. degree in Accounting from Baruch College, C.U.N.Y. and a Master of Business Administration degree in Corporate Strategy and Finance from New York University. Mr. Karmelin passed the Certified Public Accounting examination in 1974 and is a member of the Treasury Management Association, the Institute of Management Accountants and The Strategic Leadership Forum.

          Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Secretary and the Director of Administration of MLIP. He joined MLIP in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science degree in Business Administration and a Bachelor of Arts degree in Economics. In 1986, he received his Juris Doctor degree from The John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the NFA. Mr. Olgin is also a member of the Committee on Futures Regulation of the Association of the Bar of the City of New York.

          Messrs. Moglia and Bodurtha became Directors in January 1998.

          As of December 31, 1997, the principals of MLIP had no investment in the Fund, and MLIP's general partner interest in the Fund was valued at $820,070.

          MLIP acts as general partner to twelve public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, The Growth and Guarantee Fund L.P., ML Futures Investments II L.P., ML Futures Investments L.P., John W. Henry & Co./Millburn L.P., The S.E.C.T.O.R. Strategy Fund/SM/ L.P., The SECTOR Strategy Fund/SM/ II L.P., The SECTOR Strategy Fund/SM/ V L.P., ML Global Horizons L.P., ML Principal Protection L.P. (formerly, ML Principal Protection Plus L.P.), ML JWH Strategic Allocation Fund L.P. and the Fund. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

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

              See Item 10(a)(b) above.

         (f)  Involvement in Certain Legal Proceedings:
              ----------------------------------------

              None.

         (g)  Promoters and Control Persons:
              -----------------------------

              Not applicable.

ITEM 11: EXECUTIVE COMPENSATION
         ----------------------

         The directors and officers of the General Partner are remunerated in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of the General Partner and Administrative Fees to the General Partner. The General Partner or its affiliates may also receive certain economic benefits from holding the Fund's dollar Available Assets in offset accounts, as described in Item 1(c) above. The directors and officers receive no "other compensation" from the Partnership, and the directors receive no compensation for serving as directors of the General Partner. There are no compensation plans or arrangements relating to a change in control of either the Partnership or the General Partner.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT
          ---------------------------------------------------

     (a) Security Ownership of Certain Beneficial Owners:
         -----------------------------------------------

         As of December 31, 1997, no person or "group" is known to be or have been the beneficial owner of more than five percent of the Units.


     (b) Security Ownership of Management:
         --------------------------------

         As of December 31, 1997, the General Partner owned 6,971 Units (unit-equivalent general partnership interests), which was less than 4 % of the total Units outstanding.

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

         In 1997 the Partnership accrued: (i) Brokerage Commissions of $519,637 to the Commodity Broker, which included $63,337 in consulting fees accrued by the Commodity Broker to the Trading Advisors; and (ii) Administrative Fees of $14,688 to MLIP. Through its investments in Trading LLCs, the following fees were paid: (i) Brokerage Commissions of $1,242,339 to the Commodity Broker, which included $304,993 in consulting fees accrued by the Commodity Broker to the Trading Advisors; and (ii) Administrative Fees of $35,224 to MLIP. In addition, MLIP and its affiliates may have derived certain economic benefits from maintaining a portion of the Fund's assets in "offset accounts," as described under Item 1(c), "Narrative Description of Business -- Use of Proceeds and Interest Income -- Interest Earned on the Fund's U.S. Dollar Available Assets" and Item 11, "Executive Compensation" herein, as well as from the Fund's F/X Desk and "exchange of futures for physical" ("EFP") trading.

         See Item 1(c), "Narrative Description of Business -- Charges" and "-- Description of Current Charges" for a discussion of other business dealings between MLIP affiliates and the Partnership.

     (c) Indebtedness of Management:
         --------------------------

         The Partnership is prohibited from making any loans, to management or otherwise.

     (d) Transactions with Promoters:
         ---------------------------

         Not applicable.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

     (a)1.    Financial Statements (found in Exhibit 13.01):                                      Page
              ----------------------------------------------                                      ----

         Independent Auditors' Report                                                                1

         Statements of Financial Condition as of December 31, 1997 and 1996                          2

         For the years ended December 31, 1997, 1996 and 1995
                    Statements of Income                                                             3
                    Statements of Changes in Partners' Capital                                       4

         Notes to Financial Statements                                                               5-13

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

     (a)3. Exhibits:
           --------

           The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation         Description
-----------         -----------
3.01(i)             Amended and Restated Limited Partnership Agreement of the
                    Partnership.

Exhibit 3.01(i):    Is incorporated herein by reference from Exhibit 3.01(i)
---------------     contained in Amendment No. 1 (as Exhibit A) to the
                    Registration Statement (File No. 33-62474) filed on June 28,
                    1993, on Form S-1 under the Securities Act of 1933 (the
                    "Registrant's Registration Statement").

3.02(ii) Amended and Restated Certificate of Limited Partnership of the Registrant, dated July 27, 1995.

Exhibit 3.02(ii):   Is incorporated herein by reference from Exhibit 3.02(ii)
----------------    contained in the Registrant's report on Form 10-Q for the
                    Quarter Ended June 30, 1995.

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

10.02 Form of Consulting Agreement between each the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.02:      Is incorporated herein by reference from Exhibit 10.02
-------------       contained in the Registrant's Registration Statement.

10.03               Form of Customer Agreement between the Partnership and
                    Merrill Lynch Futures Inc.

Exhibit 10.03:      Is incorporated herein by reference from Exhibit 10.03
-------------       contained in the Registrant's Registration Statement.

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

Exhibit 10.08(a):   Is incorporated herein by reference from Exhibit
----------------    10.08(a) contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

10.08(b) Form of Amendment to the Customer Agreement among the Partnership.

Exhibit 10.08(b):   Is incorporated herein by reference from Exhibit 10.08(b)
----------------    contained in the Registrant's report on Form 10-K for the
                    year ended December 31, 1996.

13.01               1997 Annual Report and Independent Auditors' Report.

Exhibit 13.01:      Is filed herewith.
-------------

13.01(a) 1997 Annual Reports and Independent Auditors' Reports for the following Trading Limited Liability Companies sponsored by Merrill Lynch Investment Partners' Inc.:
                    ML Millburn Global L.L.C.
                    ML Sjo Prospect L.L.C.
                    ML Chesapeake Diversified L.L.C.
                    ML JWH Financial and Metals Portfolio L.L.C.

Exhibit 13.01(a): Is incorporated herein by reference from Form 10-K (fiscal year ended December 31, 1997) Commission File number 0-18702 for The S.E.C.T.O.R. Fund (SM) L.P. (Registration Statement
                    File No. 33-34432 filed on May 25, 1990 under the Securities
                    Act of 1933).

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

          No reports on Form 8-K were filed during the fourth quarter of 1997.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         THE SECTOR STRATEGY FUND/SM/ VI L.P.
                         By:  MERRILL LYNCH INVESTMENT
                         PARTNERS INC.
                         General Partner

                         By: /s/ John R. Frawley, Jr.
                             ------------------------
                              John R. Frawley, Jr.
                              Chairman, Chief Executive Officer, President
                              and Director
                              (Principal Executive Officer)


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 14, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                         Title                                                         Date
---------                         -----                                                        -----

/s/ John R. Frawley, Jr.          Chairman, and Chief Executive Officer President and          March 25, 1998
--------------------------        Director (Principal Executive Officer)
John R. Frawley, Jr.

/s/ Michael A. Karmelin           Vice President, Chief Financial Officer, and                 March 25, 1998
--------------------------        Treasurer (Principal Financial and Accounting Officer)
Michael A. Karmelin

/s/ Jeffrey F. Chandor            Senior Vice President, Director of Sales,                    March 25, 1998
--------------------------        Marketing and Research, and Director
Jeffrey F. Chandor

/s/ Allen N. Jones                Director                                                     March 25, 1998
--------------------------
Allen N. Jones


(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT      General Partner of Registrant    March 25, 1998
  PARTNERS INC.

By: /s/ John R. Frawley, Jr.
    ----------------------------
     John R. Frawley, Jr.

                       THE SECTOR STRATEGY FUND/SM/ VI L.P.

                                 1997 FORM 10-K

                               INDEX TO EXHIBITS
                               -----------------


                    Exhibit
                    -------

Exhibit 13.01       1997 Annual Report and Independent Auditors' Report

Exhibit 13.01(a) 1997 Annual Reports and Independent Auditors' Reports for the following Trading Limited Liability Companies sponsored by Merrill Lynch Investment Partners' Inc.:
                    ML Millburn Global L.L.C.
                    ML Sjo Prospect L.L.C.
                    ML Chesapeake Diversified L.L.C.
                    ML JWH Financial and Metals Portfolio L.L.C.