Form 10-Q
period 1998-03-31
SECTOR STRATEGY FUND VI LP
filed 1998-05-11
CIK 904364

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998
                                 --------------
                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________  to  ___________

Commission File Number 0-22448

                       THE SECTOR STRATEGY FUND(SM) VI L.P.
                      -------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

            Delaware                                       13-3714541
 ------------------------------                -------------------------------
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

                                 212-236-9757
               --------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes X   No
                                                      --    --

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     THE SECTOR STRATEGY FUND(SM) VI L.P.
                    --------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------


                                                                           March 31,          December 31,
                                                                              1998                1997
                                                                        -----------------   -----------------
ASSETS
------
Accrued interest                                                                 $41,859             $46,180
Equity in commodity futures trading accounts:
    Cash and options premiums                                                  9,416,975          10,274,262
    Net unrealized profit on open contracts                                       74,938             112,024
Investments                                                                   15,315,909          16,692,504
Receivable from investments                                                      423,014             273,940
                                                                        -----------------   -----------------

                TOTAL                                                        $25,272,695         $27,398,910
                                                                        =================   =================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                                                         $677,726            $441,150
    Brokerage commissions payable                                                 33,944              38,199
    Administrative fees payable                                                      959               1,080
                                                                        -----------------   -----------------

            Total liabilities                                                    712,629             480,429
                                                                        -----------------   -----------------

PARTNERS' CAPITAL:
  General Partner (6971 and 6971 Units)                                          815,144             820,070
  Limited Partners (203064 and 221850 Units)                                  23,744,922          26,098,411
                                                                        -----------------   -----------------

            Total partners' capital                                           24,560,066          26,918,481
                                                                        -----------------   -----------------

                TOTAL                                                        $25,272,695         $27,398,910
                                                                        =================   =================

NET ASSET VALUE PER UNIT

         (Based on 210035 and 228821 Units outstanding)                          $116.93             $117.64
                                                                        =================   =================


See notes to financial statements.

                      THE SECTOR STRATEGY FUND(SM) VI L.P.
                      ------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------


                                            For the three      For the three
                                             months ended       months ended
                                              March 31,          March 31,
                                                1998                1997
                                          ------------------  -----------------
REVENUES:
    Trading (loss) profits:
        Realized                                  $(132,187)          $247,346
        Change in unrealized                        (37,086)           180,694
                                          ------------------  -----------------

            Total trading results                  (169,273)           428,040
                                          ------------------  -----------------

    Interest income                                 127,361            249,293
    Loss (income) from investments                   (7,672)           419,176
                                          ------------------  -----------------

            Total revenues                          (49,584)         1,096,509
                                          ------------------  -----------------

EXPENSES:
    Profit shares                                         -             48,023
    Brokerage commissions                           106,138            151,557
    Administrative fees                               3,033              4,171
                                          ------------------  -----------------

            Total expenses                          109,171            203,751
                                          ------------------  -----------------

NET (LOSS) INCOME                                 $(158,755)          $892,758
                                          ==================  =================

NET (LOSS) INCOME PER UNIT:
    Weighted average number of units
        outstanding                                 223,513            278,794
                                          ==================  =================

    Weighted average net (loss) income
       per Limited Partner
      and General Partner Unit                       $(0.71)             $3.20
                                          ==================  =================


See notes to financial statements.

                     THE SECTOR STRATEGY FUND(SM) VI L.P.
                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
              For the three months ended March 31, 1998 and 1997
              --------------------------------------------------


                                    Units          Limited Partners    General Partner          Total
                               ----------------   ------------------  -----------------    ----------------
PARTNERS' CAPITAL,
  December 31, 1996                    284,313         $30,188,127            $758,780        $30,946,907

Net income                              -                  870,667              22,091           $892,758

Redemptions                            (14,843)         (1,654,437)              -             (1,654,437)
                               ----------------   -----------------   -----------------   ----------------

PARTNERS' CAPITAL,
  March 31, 1997                       269,470         $29,404,357            $780,871        $30,185,228
                               ================   =================   =================   ================

PARTNERS' CAPITAL,
  December 31, 1997                    228,821         $26,098,411            $820,070        $26,918,481

Net income (loss)                       -                 (153,829)             (4,926)          (158,755)

Redemptions                            (18,786)         (2,199,660)              -             (2,199,660)
                               ----------------   -----------------   -----------------   ----------------

PARTNERS' CAPITAL,
  March 31, 1998                       210,035         $23,744,922            $815,144        $24,560,066
                               ================   =================   =================   ================


See notes to financial statements.

                     THE SECTOR STRATEGY FUND(SM) VI L.P.
                       (A Delaware limited partnership)
                        ------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund(SM) VI L.P. (the "Partnership" or the "Fund") as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997 (the "Annual Report").

2.    INVESTMENTS

      As of March 31, 1998 and December 31, 1997 the Partnership had investments in the ML JWH Financial and Metals Portfolio L.L.C. ("JWH LLC"), ML Chesapeake Diversified L.L.C. ("Chesapeake LLC"), and ML Sjo Prospect L.L.C. ("SJO LLC") as follows:


                                         1998                1997
                                   -----------------   ----------------
JWH LLC                                $  5,123,079       $  6,115,739
Chesapeake LLC                            5,284,137          5,354,159
SJO LLC                                   4,908,693          5,222,606
                                   -----------------   ----------------
Total                                  $ 15,315,909       $ 16,692,504
                                   =================   ================

     Total revenues and fees with respect to such investments are set forth as follows:


For the three months             Total              Brokerage         Administrative          Profit           Income (Loss)
ended March 31, 1998            Revenue            Commissions             Fees               Shares          from Investments
                          --------------------   ----------------    ------------------   ---------------   --------------------
JWH LLC                             $(399,625)          $123,215                $3,521                $0              $(526,361)
Chesapeake LLC                        609,731            120,249                 3,435            97,315                388,732
SJO LLC                               266,798            116,705                 3,335            16,801                129,957
                          --------------------   ----------------    ------------------   ---------------   --------------------

Total                                $476,904           $360,169               $10,291          $114,116                $(7,672)
                          ====================   ================    ==================   ===============   ====================


For the three months             Total              Brokerage         Administrative          Profit             Income from
ended March 31, 1997            Revenue            Commissions             Fees               Shares             Investments
                          --------------------   ----------------    ------------------   ---------------   --------------------
JWH LLC                              $132,898            $80,324                $2,211              $639                $49,724
Chesapeake LLC                        447,479            112,290                 3,046            67,474                264,669
SJO LLC                               187,219             64,861                 1,785            15,790                104,783
                          --------------------   ----------------    ------------------   ---------------   --------------------

Total                                $767,596           $257,475                $7,042           $83,903               $419,176
                          ====================   ================    ==================   ===============   ====================


     Condensed statements of financial condition as of March 31, 1998 and December 31, 1997 and statements of operations for the three months ended March 31, 1998 and 1997 for JWH LLC, Chesapeake LLC and SJO LLC are set forth as follows:


                                           1998                                                  1997
                      -------------------------------------------------   ---------------------------------------------------
                          JWH           Chesapeake           SJO                JWH           Chesapeake            SJO
                          LLC               LLC              LLC                LLC               LLC               LLC
                      --------------  ---------------- ----------------   ---------------- ----------------- ----------------

Assets                  $54,294,178       $17,505,551      $19,174,586        $62,481,438       $17,195,182      $21,240,207
                      ==============  ================ ================   ================ ================= ================

Liabilities                $431,357          $764,584         $568,783         $1,122,533          $704,681       $2,058,617
Members' Capital         53,862,821        16,740,967       18,605,803         61,358,905        16,490,501       19,181,590
                      --------------  ---------------- ----------------   ---------------- ----------------- ----------------

Total                   $54,294,178       $17,505,551      $19,174,586        $62,481,438       $17,195,182      $21,240,207
                      ==============  ================ ================   ================ ================= ================

Revenues                ($4,026,600)       $1,890,020         $972,284         $2,281,696        $1,979,886       $1,409,347

Expenses                  1,342,197           685,055          503,557          1,487,835           800,919          619,328
                      --------------  ---------------- ----------------   ---------------- ----------------- ----------------

Net (Loss) Income       ($5,368,797)       $1,204,965         $468,727           $793,861        $1,178,967         $790,019
                      ==============  ================ ================   ================ ================= ================

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The Partnership's total trading results by reporting category for the respective periods are as follows:


                                For the three         For the three
                                 months ended          months ended
                                   March 31,             March 31,
                                     1998                  1997
                             --------------------  --------------------

Interest rates                          $109,701                $2,179
Stock indices                           (162,191)               86,988
Commodities                              (33,791)              146,916
Currencies                               (81,813)              163,296
Energy                                    16,214                22,100
Metals                                   (17,393)                6,561
                             --------------------  --------------------
                                       $(169,273)             $428,040
                             ====================  ====================

Fair Value
----------
The contract/notional values of the Partnership's open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:


                                                 1998                                              1997
                             ---------------------------------------------     --------------------------------------------
                                Commitment to            Commitment to           Commitment to            Commitment to
                               Purchase (Futures,        Sell (Futures,        Purchase (Futures,        Sell (Futures,
                              Options & Forwards)      Options & Forwards)     Options & Forwards)     Options & Forwards)
                             --------------------     --------------------     -------------------     --------------------
Interest Rates                        $3,418,901               $3,249,949              $8,526,872               $1,289,262
Stock  Indices                         3,490,293                1,046,297               1,833,153                   58,102
Commodities                           -                           186,025                  53,000                  484,698
Currencies                             1,534,075                5,568,298                 723,600                5,212,058
Energy                                    25,220               -                       -                           895,458
Metals                                    99,813               -                       -                           117,150
                             --------------------     --------------------     -------------------     --------------------
                                      $8,568,302              $10,050,569             $11,136,625               $8,056,728
                             ====================     ====================     ===================     ====================


The contract/notional values of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:


                                          1998                                                1997
                      --------------------------------------------         -------------------------------------------
                        Commitment to            Commitment to               Commitment to           Commitment to
                      Purchase (Futures,         Sell (Futures,            Purchase (Futures,        Sell (Futures,
                      Options & Forwards)      Options & Forwards)         Options & Forwards)     Options & Forwards)
                      -------------------      -------------------         ------------------      -------------------
Exchange
   traded                     $8,568,302              $10,050,569                $11,136,625               $8,056,728
Non-Exchange
    traded                      -                       -                           -                       -
                      -------------------      -------------------         ------------------      -------------------
                              $8,568,302              $10,050,569                $11,136,625               $8,056,728
                      ===================      ===================         ==================      ===================

The average fair values, based on contract/notional values, of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the three months ended March 31, 1998 and the year ended December 31, 1997 were as follows:


                                           1998                                                1997
                      --------------------------------------------         -------------------------------------------
                         Commitment to            Commitment to               Commitment to           Commitment to
                      Purchase (Futures,         Sell (Futures,            Purchase (Futures,        Sell (Futures,
                      Options & Forwards)      Options & Forwards)         Options & Forwards)     Options & Forwards)
                      -------------------      -------------------         ------------------      -------------------
Interest rate                 $9,849,805               $2,525,836                $16,385,163               $9,028,153
Stock Indices                  1,538,088                  762,789                  1,038,952                  657,344
Commodities                      142,778                  127,789                    847,261                  467,905
Currencies                       915,444                2,148,478                  1,708,711                3,329,939
Energy                            59,030                 -                           485,906                  483,373
Metals                           186,264                 -                           817,854                  704,123
                      -------------------      -------------------         ------------------      -------------------
                             $12,691,409               $5,564,892                $21,283,847              $14,670,837
                      ===================      ===================         ==================      ===================


The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:


                                           1998                                                 1997
                      ----------------------------------------------      ----------------------------------------------
                             Gross                      Net                     Gross                       Net
                          Unrealized                 Unrealized               Unrealized                Unrealized
                            Profit                     Profit                   Profit                    Profit (Loss)
                      --------------------       -------------------      -------------------       --------------------
Exchange
   traded                        $100,167                   $74,709                 $135,522                   $112,280
Non-Exchange
    traded                            229                       229                       87                       (256)
                      --------------------       -------------------      -------------------       --------------------
                                 $100,396                   $74,938                 $135,609                   $112,024
                      ====================       ===================      ===================       ====================


Item 2:      Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
             Results of Operations
             ---------------------

                      MONTH-END NET ASSET VALUE PER UNIT


                      ----------------------------------
                               Jan.     Feb.    Mar.
                      ----------------------------------
                       1997    $110.66  $112.34 $112.02
                      ----------------------------------
                       1998    $117.10  $117.18 $116.93
                      ----------------------------------

Performance Summary

January 1, 1997 to March 31, 1997

   In currency markets, the U.S. dollar rallied and started 1997 on a strong note, rising to a four-year high versus the Japanese yen and two-and-a-half year highs versus the Deutsche mark and the Swiss franc. January and February were profitable trading months for currencies.

   Global interest rate markets began the year on a volatile note, as investors evaluated economic data for signs of inflation. Interest rate trading was profitable in January; losses, however, were incurred in February and March.

   In energy markets, a slump in crude oil prices was characteristic of its lackluster performance from the beginning of the year. Early in 1997, volatility returned in the energy markets, reflecting the impact of a winter significantly warmer than normal. Energy trading was profitable in February; January and March were unprofitable.

   Agricultural commodity trading proved profitable in February and March. Soybean prices reached their highest level in over eight years, on continued demand and fears that inventories could fall to critically low levels before the next harvest.

January 1, 1998 to March 31, 1998

   The Fund's most profitable positions during the quarter were in the global interest rate markets. In Europe, an extended bond market rally continued despite an environment of robust growth in the United States, Canada and the United Kingdom, as well as a strong pick-up in growth in continental Europe.

   Gold prices drifted sideways and lower as Asian demand continued to slow and demand in the Middle East was affected by low oil prices. Initially buoyed on concerns about a U.S.-led military strike against Iraq, crude oil fell to a nine year low, as the globally warm winter, the return of Iraq as a producer and the Asian economic crisis added to OPEC's supply glut problems.

   Trading results in stock index markets were mixed, but marginally unprofitable, despite a strong first-quarter performance by the U.S. equity market as several consecutive weekly gains were recorded with most market averages setting new highs. Results in currency trading were also mixed, but unprofitable. In particular, the Swiss franc weakened versus the U.S. dollar.

   Agricultural commodity markets provided profitable trading results overall. Live cattle and hog prices trended downward throughout the quarter. Cotton prices moved mostly upward during the quarter, but prices dropped off sharply at the end of March.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Not Applicable

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

     There are no pending proceedings to which the Partnership or the General Partner is a party.

Item 2.    Changes in Securities and Use of Proceeds

           (a) None.
           (b) None.
           (c) None.
           (d) None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           Mr. Michael A. Karmelin, Chief Financial Officer, Vice President and Treasurer of Merrill Lynch Investment Partners Inc. ("MLIP"), has announced that he will resign from MLIP effective April 15, 1998 to pursue other business opportunities. MLIP expects to announce his successor in the near future.

           The Fund will consolidate its trading accounts with those of certain other MLIP sponsored multi-advisor funds effective June 1, 1998.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits
                --------
           There are no exhibits required to be filed as part of this report.

           (b)  Reports on Form 8-K
                -------------------
           There were no reports on Form 8-K filed during the first three months of fiscal 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   THE SECTOR STRATEGY FUND(SM) VI L.P.



                                   By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                           (General Partner)






Date: May 11, 1998                 By /s/JOHN R. FRAWLEY, JR.
                                      -----------------------
                                      John R. Frawley, Jr.
                                      Chairman, Chief Executive Officer,
                                      President and Director







Date:  May 11, 1998                By /s/ SERGIO M. PAVONE
                                      --------------------
                                      Sergio M. Pavone
                                      Vice President and Controller
                                      (Chief Accounting Officer)