Form 10-Q
period 1998-06-30
SECTOR STRATEGY FUND VI LP
filed 1998-08-13
CIK 904364

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
                                 -------------

                 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from              to
                                ----------      ----------
Commission File Number 0-22448

                     THE SECTOR STRATEGY FUND/SM/ VI L.P.
                 ---------------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

            Delaware                                      13-3714541
---------------------------------              ---------------------------------
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

                                 212-236-5662
        --------------------------------------------------------------
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
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                                          June 30,             December 31,
                                                                            1998                   1997
                                                                    -------------------    -------------------
ASSETS
------
Accrued interest                                                            $    19,701            $    46,180
Equity in commodity futures trading accounts:
    Cash and options premiums                                                 4,431,290             10,274,262
    Net unrealized profit on open contracts                                           -                112,024
Investments                                                                  16,731,928             16,692,504
Receivable from investments                                                     730,726                273,940
                                                                    -------------------    -------------------

                TOTAL                                                       $21,913,645            $27,398,910
                                                                    ===================    ===================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                                                     $   866,030            $   441,150
    Brokerage commissions payable                                                     -                 38,199
    Administrative fees payable                                                     391                  1,080
                                                                    -------------------    -------------------

            Total liabilities                                                   866,421                480,429
                                                                    -------------------    -------------------

PARTNERS' CAPITAL:
  General Partner (1993 and 6971 Units)                                         229,158                820,070
  Limited Partners (181066 and 221850 Units)                                 20,818,066             26,098,411
                                                                    -------------------    -------------------

            Total partners' capital                                          21,047,224             26,918,481
                                                                    -------------------    -------------------

                TOTAL                                                       $21,913,645            $27,398,910
                                                                    ===================    ===================

NET ASSET VALUE PER UNIT

         (Based on 183059 and 228821 Units outstanding)                         $114.98                $117.64
                                                                    ===================    ===================

See notes to financial statements.

                      THE SECTOR STRATEGY FUND/SM/ VI L.P.
                      ------------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                            For the three          For the three        For the six          For the six
                                             months ended          months ended         months ended         months ended
                                               June 30,              June 30,             June 30,             June 30,
                                                 1998                  1997                 1998                 1997
                                        -------------------     ----------------     ----------------      --------------
REVENUES:
    Trading (loss) profits:
        Realized                                  $(135,584)           $ (75,615)           $(267,771)           $171,731
        Change in unrealized                        (74,938)            (184,348)            (112,024)             (3,655)
                                        -------------------     ----------------     ----------------      --------------

            Total trading results                  (210,522)            (259,963)            (379,795)            168,076
                                        -------------------     ----------------     ----------------      --------------

    Interest income                                  96,288              243,546              223,649             492,839
    (Loss) income from investments                 (259,949)            (360,227)            (267,621)             58,949
                                        -------------------     ----------------     ----------------      --------------

            Total revenues                         (374,183)            (376,644)            (423,767)            719,864
                                        -------------------     ----------------     ----------------      --------------

EXPENSES:
    Profit shares                                         0              (45,619)                   0               2,404
    Brokerage commissions                            60,366              132,536              166,504             284,093
    Administrative fees                               1,723                3,787                4,756               7,958
                                        -------------------     ----------------     ----------------      --------------

            Total expenses                           62,089               90,704              171,260             294,455
                                        -------------------     ----------------     ----------------      --------------

NET (LOSS) INCOME                                 $(436,272)           $(467,348)           $(595,027)           $425,409
                                        ===================     ================     ================      ==============

NET (LOSS) INCOME PER UNIT:
    Weighted average number of units
        outstanding                                 199,984              263,680              211,749             271,238
                                        ===================     ================     ================      ==============

    Weighted average net (loss) income
       per Limited Partner
      and General Partner Unit                    $   (2.18)           $   (1.77)           $   (2.81)           $   1.57
                                        ===================     ================     ================      ==============

See notes to financial statements.

                      THE SECTOR STRATEGY FUND/SM/ VI L.P.
                        (a Delaware limited partnership)
                         ------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
                For the six months ended June 30, 1998 and 1997
                -----------------------------------------------

                                                                   Limited              General
                                               Units               Partners             Partner              Total
                                          ----------------     ----------------     ---------------     ----------------
PARTNERS' CAPITAL,
  December 31, 1996                                284,313          $30,188,127           $ 758,780          $30,946,907

Net income                                               -              415,288              10,121          $   425,409

Redemptions                                        (33,020)          (3,654,750)                  -           (3,654,750)
                                          ----------------     ----------------     ---------------     ----------------

PARTNERS' CAPITAL,
  June 30, 1997                                    251,293          $26,948,665           $ 768,901          $27,717,566
                                          ================     ================     ===============     ================

PARTNERS' CAPITAL,
  December 31, 1997                                228,821          $26,098,411           $ 820,070          $26,918,481

Net loss                                                 -             (575,589)            (19,438)            (595,027)

Redemptions                                        (45,762)          (4,704,756)           (571,474)          (5,276,230)
                                          ----------------     ----------------     ---------------     ----------------

PARTNERS' CAPITAL,
  June 30, 1998                                    183,059          $20,818,066           $ 229,158          $21,047,224
                                          ================     ================     ===============     ================

See notes to financial statements.

                      THE SECTOR STRATEGY FUND/SM/ VI L.P.
                        (A Delaware limited partnership)
                         ------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund/SM/ VI L.P. (the "Partnership" or the "Fund") as of June 30, 1998 and the results of its operations for the six months ended June 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

    Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997 (the "Annual Report").

2.  INVESTMENT

    Many of the multi-advisor funds (the "Multi-Advisor Funds") sponsored by Merrill Lynch Investment Partners Inc. ("MLIP") allocate their assets to a number of the same Trading Advisors. However, because different Multi-Advisor Funds have historically allocated assets to slightly different Advisor groups, the Multi-Advisor Funds have often been required to open and maintain individual trading accounts with each Advisor. MLIP has decided to consolidate the trading accounts of nine of its Multi-Advisor Funds (including the Partnership) as of June 1, 1998. The consolidation is achieved by having these Multi-Advisor Funds close their existing trading accounts and invest in a limited liability company, ML Multi-Manager Portfolio L.L.C. ("MM LLC") which will open a single account with each Advisor selected. MM LLC is managed by MLIP, initially has no investors other than the Multi-Advisor Funds and serves solely as the vehicle through which the assets of such Multi-Advisor Funds are combined in order to be managed through single rather than multiple accounts.

    As of June 30, 1998 the Partnership had an investment in MM LLC and as of December 31, 1997 the Partnership had investments in the ML JWH Financial and Metals Portfolio L.L.C. ("JWH LLC"), ML Chesapeake Diversified L.L.C. ("Chesapeake LLC"), and ML Sj" Prospect L.L.C. ("SJO LLC") as follows:

                         1998               1997
                   ---------------    ---------------
JWH LLC                $         -        $ 6,115,739
Chesapeake LLC                   -          5,354,159
SJO LLC                          -          5,222,606
MM LLC                  16,731,928                  -
                   ---------------    ---------------
Total                  $16,731,928        $16,692,504
                   ===============    ===============


    During the second quarter of 1998, the Partnership withdrew its investments in JWH LLC, Chesapeake LLC and SJO LLC.

   Total revenues and fees with respect to such investments are set forth as follows:

For the six months          Total                 Brokerage          Administrative             Profit           Income (Loss) from
ended June 30, 1998        Revenue               Commissions              Fees                  Shares              Investments
                      -------------------    -----------------   ---------------------   -----------------   -----------------------
JWH LLC                         $(613,096)            $191,892                 $ 5,485            $      -               $(810,473)
Chesapeake LLC                    636,956              195,824                   5,594              87,023                 348,515
MM LLC                            185,231              127,584                   3,645              37,943                  16,059
SJO LLC                           392,638              186,551                   5,330              22,479                 178,278
                      -------------------    -----------------   ---------------------   -----------------   ---------------------

Total                           $ 601,729             $701,851                 $20,054            $147,445               $(267,621)
                      ===================    =================   =====================   =================   =====================

For the six months          Total                 Brokerage          Administrative            Profit         Income (Loss) from
ended June 30, 1997        Revenue               Commissions              Fees                 Shares             Investments
                      -------------------    -----------------   ---------------------   -----------------   ---------------------
JWH LLC                         $(26,936)             $149,335                 $ 4,182            $    639               $(181,092)
Chesapeake LLC                    341,432              211,231                   5,873              25,853                  98,475
SJO LLC                           288,219              124,015                   3,475              19,163                 141,566
                      -------------------    -----------------   ---------------------   -----------------   ---------------------

Total                           $ 602,715             $484,581                 $13,530            $ 45,655               $  58,949
                      ===================    =================   =====================   =================   =====================

For the three months        Total                 Brokerage          Administrative            Profit         Income (Loss) from
ended June 30, 1998        Revenue               Commissions              Fees                 Shares             Investments
                      -------------------    -----------------   ---------------------   -----------------   ---------------------
JWH LLC                         $(213,471)            $ 68,677                 $ 1,964            $      -               $(284,112)
Chesapeake LLC                     27,225               75,575                   2,159             (10,292)                (40,217)
MM LLC                            185,231              127,584                   3,645              37,943                  16,059
SJO LLC                           125,840               69,846                   1,995               5,678                  48,321
                      -------------------    -----------------   ---------------------   -----------------   ---------------------

Total                           $ 124,825             $341,682                 $ 9,763            $ 33,329               $(259,949)
                      ===================    =================   =====================   =================   =====================

For the three months        Total                 Brokerage          Administrative            Profit         Income (Loss) from
ended June 30, 1997        Revenue               Commissions              Fees                 Shares             Investments
                      -------------------    -----------------   ---------------------   -----------------   ---------------------
JWH LLC                         $(159,834)            $ 69,011                 $ 1,971            $      -               $(230,816)
Chesapeake LLC                   (106,047)              98,941                   2,827             (41,621)               (166,194)
SJO LLC                           101,000               59,154                   1,690               3,373                  36,783
                      -------------------    -----------------   ---------------------   -----------------   ---------------------

Total                           $(164,881)            $227,106                 $ 6,488            $(38,248)              $(360,227)
                      ===================    =================   =====================   =================   =====================

    Condensed statements of financial condition and statements of operations for MM LLC, JWH LLC, Chesapeake LLC and SJO LLC are set forth as follows:

                                MM LLC                  JWH LLC         Chesapeake LLC           SJO LLC

                            June 30, 1998          December 31, 1997    December 31, 1997   December 31, 1997
                      -------------------------  ---------------------  -----------------  -------------------
Assets                             $123,484,970            $62,481,438        $17,195,182          $21,240,207
                      =========================  =====================  =================  ===================

Liabilities                        $  3,872,011            $ 1,122,533        $   704,681          $ 2,058,617
Members' Capital                    119,612,959             61,358,905         16,490,501           19,181,590
                      -------------------------  ---------------------  -----------------  -------------------

Total                              $123,484,970            $62,481,438        $17,195,182          $21,240,207
                      =========================  =====================  =================  ===================

                                             MM LLC
                        For the three  months     For the six months
                         ended June 30, 1998      ended June 30, 1998
                      -------------------------   ---------------------
Revenues                           $  1,307,775             $ 1,307,775

Expenses                              1,187,403               1,187,403
                      -------------------------   ---------------------

Net Income                         $    120,372             $   120,372
                      =========================   =====================

                                                                            JWH LLC

                          For the three  months    For the three months               For the six  months    For the six months
                           ended June 30, 1998     ended June 30, 1997                ended June 30, 1998    ended June 30, 1997
                      -------------------------    --------------------           -----------------------    -------------------
Revenues                           $(3,235,723)            $(2,656,425)                      $(7,262,323)           $  (374,729)

Expenses                                991,700               1,242,115                         2,333,897              2,729,950
                      -------------------------    --------------------           -----------------------    -------------------

Net Loss                           $(4,227,423)            $(3,898,540)                      $(9,596,220)           $(3,104,679)
                      =========================    ====================           =======================    ===================

                                                                         Chespeake LLC
                          For the three  months    For the three months               For the six  months    For the six months
                           ended June 30, 1998     ended June 30, 1997                ended June 30, 1998    ended June 30, 1997
                      -------------------------    --------------------           -----------------------    -------------------
Revenues                           $     95,555            $  (448,098)                      $  1,985,575           $  1,531,788

Expenses                                299,321                 250,719                           903,412              1,051,638
                      -------------------------    --------------------           -----------------------    -------------------

Net (Loss) Income                  $  (203,766)            $  (698,817)                      $  1,082,163           $    480,150
                      =========================    ====================           =======================    ===================



                                                                          SJO LLC
                          For the three  months    For the three months               For the six  months    For the six months
                           ended June 30, 1998     ended June 30, 1997                ended June 30, 1998    ended June 30, 1997
                      -------------------------    --------------------           -----------------------    -------------------
Revenues                           $    500,566            $    765,489                      $  1,472,850           $  2,174,836

Expenses                                299,321                 481,869                           802,878              1,101,197
                      -------------------------    --------------------           -----------------------    -------------------

Net Income                         $    201,245            $    283,620                      $    669,972           $  1,073,639
                      =========================    ====================           =======================    ===================

3. FAIR VALUE AND OFF-BALANCE SHEET RISK

As of June 1, 1998, the Partnership invested all of its assets in MM LLC. The Partnership is thus, invested indirectly in the trading of derivative instruments.

   The Partnership's total trading results by reporting category for the respective periods are as follows:

                              For the three          For the three         For the six          For the six
                              months ended           months ended            months ended      months ended
                                June 30,               June 30,              June 30,            June 30,
                                  1998                   1997                  1998                1997
                          ------------------     ------------------     ---------------     ----------------
Interest rates                     $(149,276)             $ (90,581)          $ (39,575)            $(88,402)
Stock indices                        (45,969)                20,479            (208,160)             107,467
Commodities                           (4,808)               (72,009)            (38,599)              74,907
Currencies                           (21,592)               (24,430)           (103,405)             138,866
Energy                                21,138                (90,482)             37,352              (68,382)
Metals                               (10,015)                (2,940)            (27,408)               3,620
                          ------------------     ------------------     ---------------     ----------------
                                   $(210,522)             $(259,963)          $(379,795)            $168,076
                          ==================     ==================     ===============     ================

Fair Value
----------
The contract/notional values of the Partnership's open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:

                                                1998                                                  1997
                          ------------------------------------------------      ------------------------------------------------
                             Commitment to              Commitment to               Commitment to             Commitment to
                           Purchase (Futures,           Sell (Futures,            Purchase (Futures,          Sell (Futures,
                           Options & Forwards)        Options & Forwards)        Options & Forwards)        Options & Forwards)
                          ---------------------      ---------------------      ---------------------      ---------------------
Interest Rates              $                 -        $                 -        $         8,526,872        $         1,289,262
Stock  Indices                                -                          -                  1,833,153                     58,102
Commodities                                   -                          -                     53,000                    484,698
Currencies                                    -                          -                    723,600                  5,212,058
Energy                                        -                          -                          -                    895,458
Metals                                        -                          -                          -                    117,150
                          ---------------------      ---------------------      ---------------------      ---------------------
                            $                 -        $                 -        $        11,136,625        $         8,056,728
                          =====================      =====================      =====================      =====================

The contract/notional values of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:

                                        1998                                                    1997
                    ------------------------------------------------        ------------------------------------------------
                        Commitment to              Commitment to                Commitment to              Commitment to
                      Purchase (Futures,           Sell (Futures,             Purchase (Futures,           Sell (Futures,
                     Options & Forwards)         Options & Forwards)         Options & Forwards)         Options & Forwards)
                    --------------------        --------------------        --------------------        --------------------
Exchange
   traded             $                -          $                -          $       11,136,625          $        8,056,728
Non-Exchange
    traded                             -                           -                           -                           -
                    --------------------        --------------------        --------------------        --------------------
                      $                -          $                -          $       11,136,625          $        8,056,728
                    ====================        ====================        ====================        ====================

The average fair values, based on contract/notional values, of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the six months ended June 30, 1998 and the year ended December 31, 1997 were as follows:

                                        1998                                                      1997
                    ------------------------------------------------        ------------------------------------------------
                        Commitment to              Commitment to               Commitment to               Commitment to
                      Purchase (Futures,          Sell (Futures,             Purchase (Futures,            Sell (Futures,
                     Options & Forwards)         Options & Forwards)         Options & Forwards)         Options & Forwards)
                    --------------------        --------------------        --------------------        --------------------
Interest rate                $ 7,410,063                  $6,542,413                   $16,385,163                 $ 9,028,153
Stock  Indices                 1,387,861                     723,028                     1,038,952                     657,344
Commodities                      128,905                     166,504                       847,261                     467,905
Currencies                       912,600                   2,081,261                     1,708,711                   3,329,939
Energy                            54,743                     199,890                       485,906                     483,373
Metals                           186,264                           -                       817,854                     704,123
                    --------------------        --------------------          --------------------        --------------------
                             $10,080,437                  $9,713,096                   $21,283,847                 $14,670,837
                    ====================        ====================          ====================        ====================

The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:

                                           1998                                                      1997
                 ---------------------------------------------------------    -------------------------------------------------
                            Gross                            Net                       Gross                        Net
                         Unrealized                      Unrealized                 Unrealized                   Unrealized
                           Profit                          Profit                     Profit                   Profit (loss)
                 -------------------------       -------------------------    ---------------------       ---------------------
Exchange
   traded        $                       -       $                       -    $             135,522       $             112,280
Non-Exchange
    traded                               -                               -                       87                        (256)
                 -------------------------       -------------------------    ---------------------       ---------------------
                 $                       -       $                       -    $             135,609       $             112,024
                 =========================       =========================    =====================       =====================

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

The significant variations in both the statement of financial condition and the statement of operations line items is primarily due to the Partnership placing assets under the management of Advisors not through opening managed accounts with them but rather through investing in MM LLC.

                      MONTH-END NET ASSET VALUE PER UNIT

            Jan.       Feb.       Mar.        Apr        May        Jun
--------------------------------------------------------------------------
1997        $110.66    $112.34    $112.02    $110.16    $109.61    $110.30
--------------------------------------------------------------------------
1998        $117.10    $117.18    $116.93    $112.78    $114.80    $114.98
--------------------------------------------------------------------------

Performance Summary

January 1, 1997 to June 30, 1997

January 1, 1997 to March 31, 1997

In the currency markets, the U.S. dollar rallied and started 1997 on a strong note, rising to a four-year high versus the Japanese yen and two-and-a-half year highs versus the Deutsche mark and the Swiss franc. January and February were profitable trading months for currencies.

Global interest rate markets began the year on a volatile note, as investors evaluated economic data for signs of inflation. Interest rate trading was profitable in January; losses, however, were incurred in February and March.

In the energy markets, a slump in crude oil prices was characteristic of its lackluster performance from the beginning of the year. Early in 1997, volatility returned in the energy markets, reflecting the impact of a winter significantly warmer than normal. Energy trading was profitable in February; January and March were unprofitable.

Agricultural commodity trading proved profitable in February and March. Soybean prices reached their highest level in over eight years, on continued demand and fears that inventories could fall to critically low levels before the next harvest.

April 1, 1997 to June 30, 1997

In the currency markets, the dollar underwent a significant correction in the Spring against the Japanese yen due to the G7 finance ministers' determination that a further dollar advance would be counter-productive to their current goals. Currency trading was unprofitable for the second quarter.

Global interest rate trading provided varied results for the quarter. Losses were incurred in April.due to U.S. bond prices having moved in a directionless pattern, as investors remained concerned over inflation and its impact on further increases in interest rates by the U.S. Federal Reserve.

Energy trading was unprofitable for the quarter. In June crude oil trended downward during the beginning of the month, before a sudden price reversal occurred amid speculation that Iraq exports could be delayed until August. Price movement of heating oil and unleaded gas proved to be trendless.

Agricultural commodity trading was unprofitable for the quarter. May's profits were due to coffee prices surging beyond three dollars a pound for the first time in twenty years, on the possibility of frost in Brazil and reports of poor crops in smaller countries.

January 1, 1998 to June 30, 1998

January 1 to March 31, 1998

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

April 1, 1998 to June 30, 1998

As swings in the U.S. dollar and developments in Japan affected bond markets, the Fund's interest rate trading during the quarter resulted in losses, particularly in Eurodollar deposits and U.S. Treasury bonds. Early in the quarter, Treasury trading was range-bound, as concern that the economy might be overheating was balanced by the potential impact of the Asian recession. Additionally, Australian bonds and bills saw a dramatic drop in prices in early June, as dollar-bloc currencies remained under pressure versus the U.S. dollar due to the Japanese/Asian crisis.

Metals trading also resulted in losses, while energy trading was profitable.
The depressed gold market weakened further following news of a European Central Bank consensus that ten to fifteen percent of reserves should be made up of gold bullion which was at the low end of expectations. Despite production cuts initiated by OPEC at the end of March, world oil supplies remained excessive and oil prices stood at relatively low levels throughout the quarter.

Results in currency trading were profitable. Strong gains were realized in positions on the Japanese yen, which weakened during June to an eight-year low versus the U.S. dollar. Trading results in stock index markets were unprofitable, as the Asia-Pacific region's equity markets weakened across the board. In particular, Hong Kong's Hang Seng index trended downward during most of the quarter and traded at a three-year low.

Agricultural commodity trading produced profits. The U.S. soybean crop got off to a good start which contributed to higher yield expectations and a more burdensome supply outlook and soybean prices traded in a volatile pattern for the second half of the quarter. Sugar futures maintained mostly a downtrend, as no major buyers emerged to support the market. Similarly, coffee prices trended downward, as good weather conditions in Central America and Mexico increased the prospects of more output from these countries.


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

         (a) None.
         (b) None.
         (c) None.
         (d) None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

     Effective May 11, 1998, Jo Ann Di Dario became a Vice President, Treasurer and Chief Financial Officer of Merrill Lynch Investment Partners Inc. ("MLIP"). Ms. Di Dario was born in 1946. Before joining MLIP, she was self-employed for one year. From February 1996 to May 1997, she worked as a consultant for Global Asset Management, an international mutual fund organizer and operator headquartered in London, where she offered advice on restructuring the back office operations. From May 1992 to January 1996, Ms. Di Dario served as Vice President of Meridian Bank Corporation, a regional bank holding company. She was responsible for managing the treasury operations of the bank holding company and its wholly-owned subsidiary, Meridian Investment Company Inc. Ms. Di Dario managed the domestic treasury operation of First Fidelity Bank, a regional bank, from September 1991 to May 1992. From 1985 until December 1990, Ms. Di Dario was Vice President, Secretary and Controller of Caxton Corporation, a commodity pool operator and commodity trading advisor. Her background includes seven years of public accounting experience. She graduated with high honors from Stockton State College with a Bachelor of Science Degree in Accounting.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits
           --------

      There are no exhibits required to be filed as part of this report.

      (b)  Reports on Form 8-K
           -------------------

      There were no reports on Form 8-K filed during the first six months of fiscal 1998.

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



                            THE SECTOR STRATEGY FUND/SM/ VI L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                   (General Partner)



Date: August 11, 1998       By /s/ JOHN R. FRAWLEY, JR.
                               ------------------------
                              John R. Frawley, Jr.
                              Chairman, Chief Executive Officer,
                              President and Director



Date:  August 11, 1998      By /s/ JO ANN DI DARIO
                               -------------------
                               Jo Ann Di Dario
                               Vice President, Chief Financial Officer
                               and Treasurer