Form 10-Q
period 1998-09-30
SECTOR STRATEGY FUND VI LP
filed 1998-11-12
CIK 904364

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998
                                 ------------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from______________to______________

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

                                 212-236-5662
            ------------------------------------------------------
             (Registrant's telephone number, including area code)

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

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                     THE SECTOR STRATEGY FUND(SM) VI L.P.
                     ------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                                           September 30,      December 31,
                                                                                1998              1997
                                                                          ----------------  ----------------
   ASSETS
   ------
   Accrued interest                                                        $       16,027    $       46,180
   Equity in commodity futures trading accounts:
       Cash and options premiums                                                3,999,108        10,274,262
       Net unrealized profit on open contracts                                        -             112,024
   Investments                                                                 16,850,880        16,692,504
   Receivable from investments                                                    114,699           273,940
                                                                          ----------------  ----------------

                   TOTAL                                                   $   20,980,714    $   27,398,910
                                                                          ================  ================

   LIABILITIES AND PARTNERS' CAPITAL
   ---------------------------------
   LIABILITIES:
       Redemptions payable                                                 $      141,793    $      441,150
       Brokerage commissions payable                                                  -              38,199
       Administrative fees payable                                                    -               1,080
                                                                          ----------------  ----------------

               Total liabilities                                                  141,793           480,429
                                                                          ----------------  ----------------

   PARTNERS' CAPITAL:
     General Partner (1993 and 6971 Units)                                        244,144           820,070
     Limited Partners (168128 and 221850 Units)                                20,594,777        26,098,411
                                                                          ----------------  ----------------

               Total partners' capital                                         20,838,921        26,918,481
                                                                          ----------------  ----------------

                   TOTAL                                                   $   20,980,714    $   27,398,910
                                                                          ================  ================

   NET ASSET VALUE PER UNIT

            (Based on 170121 and 228821 Units outstanding)                 $       122.49   $        117.64
                                                                          ================  ================

See notes to financial statements.

                      THE SECTOR STRATEGY FUNDSM VI L.P.
                       (a Delaware limited partnership)
                       --------------------------------
                           STATEMENTS OF INCOME
                           --------------------

                                                       For the three      For the three       For the nine       For the nine
                                                       months ended       months ended       months ended       months ended
                                                      September 30,      September 30,      September 30,      September 30,
                                                           1998               1997               1998               1997
                                                    ------------------ ------------------ ------------------ ------------------
REVENUES:
    Trading (loss) profits:
        Realized                                     $              -   $       (12,943)  $       (267,771)   $         158,788
        Change in unrealized                                        -            71,829           (112,024)              68,174
                                                    ------------------ ------------------ ------------------ ------------------
        Total trading results                                       -             58,886          (379,795)             226,962
                                                    ------------------ ------------------ ------------------ ------------------
    Interest income                                            51,936            161,575           275,585              654,414
    Income from investments                                 1,263,279          1,093,094           995,658            1,152,043
                                                    ------------------ ------------------ ------------------ ------------------
            Total revenues                                  1,315,215          1,313,555           891,448            2,033,419
                                                    ------------------ ------------------ ------------------ ------------------

EXPENSES:
    Profit shares                                                   -                510                  -               2,914
    Brokerage commissions                                           -            122,074            166,504             406,167
    Administrative fees                                             -              3,488              4,756              11,446
                                                    ------------------ ------------------ ------------------ ------------------
            Total expenses                                          -            126,072            171,260             420,527
                                                    ------------------ ------------------ ------------------ ------------------
NET INCOME                                           $      1,315,215   $      1,187,483  $         720,188   $       1,612,892
                                                    ================== ================== ================== ==================
NET INCOME PER UNIT:
    Weighted average number of  units
        outstanding                                            176,805           247,558            200,100             263,343
                                                    ================== ================== ================== ==================
    Weighted average net income
       per Limited Partner
      and General Partner Unit                       $            7.44  $           4.80  $            3.60   $            6.12
                                                    ================== ================== ================== ==================

See notes to financial statements.

                     THE SECTOR STRATEGY FUND(SM) VI L.P.
                     ------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
             For the nine months ended September 30, 1998 and 1997
             -----------------------------------------------------

                                        Units        Limited Partners     General Partner        Total
                                     -----------     ----------------     ---------------    -------------
PARTNERS' CAPITAL,
  December 31, 1996                      284,313     $  30,188,127        $    758,780       $  30,946,907

Net income                                   --          1,569,683              43,209           1,612,892

Redemptions                              (43,607)       (4,867,516)                  -          (4,867,516)
                                     -----------     -------------        ------------       -------------

PARTNERS' CAPITAL,
  September 30, 1997                     240,706     $  26,890,294        $    801,989       $  27,692,283
                                     ===========     =============        ============       =============

PARTNERS' CAPITAL,
  December 31, 1997                      228,821     $  26,098,441        $    820,070       $  26,918,481

Net income (loss)                            --            724,639              (4,451)            720,188

Redemptions                              (58,700)       (6,228,273)           (571,475)         (6,799,748)
                                     -----------     -------------        ------------       -------------

PARTNERS' CAPITAL,
  September 30, 1998                     170,121     $  20,594,777        $    244,144       $  20,838,921
                                     ===========     =============        ============       =============


See notes to financial statements.

                     THE SECTOR STRATEGY FUND(SM) VI L.P.
                     ------------------------------------
                       (A Delaware limited partnership)
                        ------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Thses financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund(SM) VI L.P. (the "Partnership" or the "Fund") as of September 30, 1998 and the results of its operations for the nine months ended September 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.   INVESTMENTS

     Many of the multi-advisor funds (the "Multi-Advisor Funds") sponsored by Merrill Lynch Investment Partners Inc. ("MLIP") allocate their assets to a number of the same Trading Advisors. However, because different Multi-Advisor Funds have historically allocated assets to slightly different Advisor groups, the Multi-Advisor Funds have often been required to open and maintain individual trading accounts with each Advisor. MLIP has decided to consolidate the trading accounts of nine of its Multi-Advisor Funds (including the Partnership) as of June 1, 1998. The consolidation is achieved by having these Multi-Advisor Funds close their existing trading accounts and invest in a limited liability company, ML Multi-Manager Portfolio L.L.C. ("MM LLC") which opened a single account with each Advisor selected. MM LLC is managed by MLIP, initially has no investors other than the Multi-Advisor Funds and serves solely as the vehicle through which the assets of such Multi-Advisor Funds are combined in order to be managed through single rather than multiple accounts.

     As of September 30, 1998 the Partnership had an investment in MM LLC and as of December 31, 1997 the Partnership had investments in the ML JWH Financial and Metals Portfolio L.L.C. ("JWH LLC"), ML Chesapeake Diversified L.L.C. ("Chesapeake LLC"), and ML Sjo Prospect L.L.C. ("SJO LLC") as follows:

                                  1998                1997
                             --------------      --------------
JWH LLC                      $            -      $  6,115,739
Chesapeake LLC                            -         5,354,159
SJO LLC                                   -         5,222,606
MM LLC                           16,850,880                 -
                             --------------      ------------
Total                        $   16,850,880      $ 16,692,504
                             ==============      ============


     During the second quarter of 1998, the Partnership withdrew its investments in JWH LLC, Chesapeake LLC and SJO LLC.

Total revenues and fees with respect to such investments are set forth as follows:

For the three months           Total              Brokerage        Administrative            Profit             Income from
ended September 30,           Revenue            Commissions           Fees                  Shares              Investment
1998                     ------------------   ---------------    ------------------     ----------------      ------------------
MM LLC                          $1,948,563        $  377,078               $10,773             $297,433               $1,263,279
                         ==================   ===============    ==================     ================      ==================


For the three months           Total              Brokerage        Administrative            Profit             Income from
ended September 30,           Revenue            Commissions           Fees                  Shares              Investments
1997                     ------------------   ---------------    ------------------     ----------------     -------------------
JWH LLC                         $  920,417        $  137,449               $ 3,927             $ 65,456               $  713,585
Chesapeake LLC                     264,411           123,774                 3,536               27,659                  109,442
SJO LLC                            439,414           124,805                 3,566               40,976                  270,067
                        --------------------  ---------------    ------------------     ----------------     -------------------
Total                           $1,624,242        $  386,028               $11,029             $134,091               $1,093,094
                        ====================  ===============    ==================     ================     ===================


For the nine months
ended September 30,            Total              Brokerage        Administrative            Profit           (Loss) Income from
1998                          Revenue            Commissions           Fees                  Shares               Investments
                        --------------------  -----------------  ------------------     ----------------     ----------------------
JWH LLC                         $ (613,096)       $  191,892               $ 5,485             $      -                 $ (810,473)
Chesapeake LLC                     636,956           195,824                 5,594               87,023                    348,515
MM LLC                           2,133,794           504,662                14,418              335,376                  1,279,338
SJO LLC                            392,638           186,551                 5,330               22,479                    178,278
                        --------------------  -----------------  ------------------     ----------------     ----------------------
Total                           $2,550,292        $1,078,929               $30,827             $444,878                 $  995,658
                        ====================  =================  ==================     ================     ======================


For the nine months
ended September 30,            Total              Brokerage        Administrative            Profit             Income from
1997                          Revenue            Commissions           Fees                  Shares              Investments
                        --------------------  -----------------  ------------------     ----------------     -------------------
JWH LLC                         $  893,481        $  286,784               $ 8,109             $ 66,095               $  532,493
Chesapeake LLC                     605,843           335,005                 9,409               53,512                  207,917
SJO LLC                            727,633           248,820                 7,041               60,139                  411,633
                        --------------------   ----------------  ------------------     ----------------     -------------------
Total                           $2,226,957        $  870,609               $24,559             $179,746               $1,152,043
                        ====================  =================  ==================     ================     ===================

 Condensed statements of financial condition and statements of income for MM LLC, JWH LLC, Chesapeake LLC and SJO LLC are set forth as follows:


                            MM LLC                      JWH LLC               Chesapeake LLC           SJO LLC

                       September 30, 1998            December 31, 1997        December 31, 1997    December 31, 1997
                      ----------------------      ----------------------      -----------------   ------------------

Assets                $          133,727,795      $           62,481,438      $      17,195,182   $       21,240,207
                      ======================      ======================      =================   ==================

Liabilities           $            7,698,694      $            1,122,533      $         704,681   $        2,058,617
Members' Capital                 126,029,101                  61,358,905             16,490,501           19,181,590
                      ----------------------      ----------------------      -----------------   ------------------

Total                 $          133,727,795      $           62,481,438      $      17,195,182   $       21,240,207
                      ======================      ======================      =================   ==================


                                               MM LLC

                         For the three  months        For the nine months
                       ended September 30, 1998     ended September 30, 1998
                      -------------------------   --------------------------

Revenues              $              14,430,272   $               15,738,047

Expenses                              5,049,934                    6,237,337
                      -------------------------   --------------------------

Net Income            $               9,380,338   $                9,500,710
                      =========================   ==========================

                                    JWH LLC

            For the three months         For the nine months
          ended September 30, 1997     ended September 30, 1997
          ------------------------     ------------------------

Revenues          $   9,280,296                $  8,905,568

Expenses              1,875,359                   4,605,310
                  -------------                ------------

Net Income        $   7,404,937                $  4,300,258
                  =============                ============



                                Chesepeake LLC

            For the three months         For the nine months
          ended September 30, 1997     ended September 30, 1997
          ------------------------     ------------------------

Revenues          $    805,972                 $ 2,337,760

Expenses               473,967                   1,525,605
                  ------------                 -----------

Net  Income       $    332,005                 $   812,155
                  ============                 ===========


                                  SJO LLC

            For the three months          For the nine months
          ended September 30, 1997     ended September 30, 1997
          ------------------------     ------------------------

Revenues          $  1,704,641                 $ 3,879,476

Expenses               659,205                   1,760,401
                  ------------                 -----------

Net Income        $  1,045,436                 $ 2,119,075
                  ============                 ===========

3. FAIR VALUE AND OFF-BALANCE SHEET RISK

As of June 1, 1998, the Partnership invested all of its assets in MM LLC. The Partnership is thus, invested indirectly in trading of derivative instruments.

     The Partnership's total trading by reporting category for the respective periods are as follows:

                    For the three    For the nine     For the nine
                    months ended     months ended     months ended
                    September 30,    September 30,    September 30,
                         1997             1998             1997
                    --------------  ---------------  ----------------
Interest rates      $   92,479      $    (39,575)    $    4,077
Stock indices          (71,112)         (208,160)        36,355
Commodities            (79,699)          (38,599)        (4,792)
Currencies              72,815          (103,405)       211,681
Energy                  20,821            37,352        (47,561)
Metals                  23,582           (27,408)        27,202
                    --------------  ---------------  --------------
                    $   58,886      $   (379,795)    $  226,962
                    ==============  ===============  ==============

Fair Value
----------

The contract/notional values of the Partnership's open derivative instrument positions, all of which were exchange-traded, as of December 31, 1997 were as follows:

                                       1997
                      ------------------------------------------
                          Commitment to         Commitment to
                        Purchase (Futures,      Sell (Futures,
                       Options & Forwards)   Options & Forwards)
                      --------------------   -------------------
Interest Rates        $     8,526,872        $      1,289,262
Stock Indices               1,833,153                  58,102
Commodities                    53,000                 484,698
Currencies                    723,600               5,212,058
Energy                          -                     895,458
Metals                          -                     117,150
                      --------------------   -------------------
                      $    11,136,625        $      8,056,728
                      ====================   ===================

The average fair values, based on contract/notional values, of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the nine months ended September 30, 1998 and the year ended December 31, 1997 were as follows:

                                         1998                                                1997
                      -----------------------------------------------       --------------------------------------------
                        Commitment to               Commitment to             Commitment to            Commitment to
                      Purchase (Futures,            Sell (Futures,           Purchase (Futures,        Sell (Futures,
                      Options & Forwards)         Options & Forwards)       Options & Forwards)      Options & Forwards)
                      -------------------         -------------------       -------------------      -------------------
Interest rate         $        7,410,063          $         6,542,413       $       16,385,163       $         9,028,153
Stock  Indices                 1,387,861                      723,028                1,038,952                   657,344
Commodities                      128,905                      166,504                  847,261                   467,905
Currencies                       912,600                    2,081,261                1,708,711                 3,329,939
Energy                            54,743                      199,890                  485,906                   483,373
Metals                           186,264                            -                  817,854                   704,123
                      ------------------          -------------------       ------------------       -------------------
                      $       10,080,436          $         9,713,096       $       21,283,847       $        14,670,837
                      ==================          ===================       ==================       ===================


The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of December 31, 1997 were as follows:

                                            1997
                         -------------------------------------------
                              Gross                        Net
                           Unrealized                  Unrealized
                             Profit                   Profit (loss)
                         ----------------           ----------------
Exchange
   traded                $        135,522            $     112,280
Non-Exchange
    traded                             87                     (256)
                         ----------------           ---------------
                         $        135,609            $     112,024
                         ================           ===============

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


                      MONTH-END NET ASSET VALUE PER UNIT

----------------------------------------------------------------------------------------------------------
           Jan.       Feb.       Mar.        Apr        May        Jun        Jul        Aug        Sep
----------------------------------------------------------------------------------------------------------
1997       $110.66    $112.34    $112.02    $110.16    $109.61    $110.30    $116.70    $112.09    $115.05
----------------------------------------------------------------------------------------------------------
1998       $117.10    $117.18    $116.93    $112.78    $114.80    $114.98    $115.21    $120.33    $122.49
----------------------------------------------------------------------------------------------------------


Performance Summary

JANUARY 1, 1997 TO SEPTEMBER 30, 1997 BY QUARTER

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

July 1, 1997 to September 30, 1997

In the currency markets, the U.S. dollar rose dramatically in July, reflecting the dollar's role as a haven for currency traders skeptical over the "Euro", the new single European currency that is supposed to start replacing several European national denominations 1n 1999. Beginning in August, the dollar corrected against the Eurocurrencies in advance of well-advertised tightening by the Bundesbank. Currency trading was unprofitable in August and September.

Global interest rate trading was profitable in July and September. During the third quarter, economic data in key countries was positive indicating lower inflation and igniting a worldwide rally in the bond markets. Specifically, investor sentiment was particularly strong in the U.S., where prices on the 30-year Treasury bond and 10-year Treasury note rose to their highest levels in over two years. This followed a largely positive economic report delivered by Federal Reserve Chairman Greenspan in testimony before Congress.

Energy trading was profitable in August and September. By the middle of the year, the decline in prices reversed sharply as Saudi Arabia and Iran, together representing about 45% of OPEC's oil production joined forces to pressure oil-producing nations to stay within OPEC production quotas.

Agricultural commodity trading was unprofitable throughout the quarter. Soybean and corn prices were on an upward trend in July as rain missed the driest growing areas and more hot weather was forecast.

JANUARY 1, 1998 TO SEPTEMBER 30, 1998 BY QUARTER

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

Results in currency trading were unprofitable. Strong gains were realized in positions on the Japanese yen, which weakened during June to an eight-year low versus the U.S. dollar. Trading results in stock index markets were unprofitable, as the Asia-Pacific region's equity markets weakened across the board. In particular, Hong Kong's Hang Seng index trended downward during most of the quarter and traded at a three-year low.

Agricultural commodity trading produced losses. The U.S. soybean crop got off to a good start which contributed to higher yield expectations and a more burdensome supply outlook and soybean prices traded in a volatile pattern for the second half of the quarter. Sugar futures maintained mostly a downtrend, as no major buyers emerged to support the market. Similarly, coffee prices trended downward, as good weather conditions in Central America and Mexico increased the prospects of more output from these countries.

July 1, 1998 to September 30, 1998

Fund performance in July was essentially flat. In August and continuing into September, financial markets in general were characterized by a flight to quality that resulted from uncertainty over Russia's solvency, continued weakness in Asia, and concerns that recessionary conditions would spread to the United States and Europe. These factors, combined with generally less liquid market conditions, led to a marked widening in bond credit spreads and a broad sell-off in world-wide equity markets. Managed futures funds exhibited strong non-correlation to world markets in August and again in September, generating significant profits on the long side of interest rates and the short side of the commodity markets.

Interest rate trading was particularly profitable during the quarter in positions in Eurodollars, German and Japanese bonds, and U.S. Treasury notes and bonds. The growth rate of the world bond market declined to its lowest level since 1987 at 7.7%, down 4.0% from the last peak in 1993. Global investors poured funds into such instruments as U.S. Treasury issues and German Bunds, staging a major flight to quality. As a result, there was a significant widening of credit spreads on a global basis. Global fund managers also increased their already-overweight exposure to U.S. Treasuries to a record high. The impact of these events was that in September, the yield on the Japanese 5-year bond fell to
 .67%, an all-time low, German 10-year Bunds fell to 3.89%, representing almost a 100-year low, and the 30-year bond in the U.S. dropped to its lowest level on record.

The Fund profited from its currency trading during the quarter with significant gains from short Japanese yen and Canadian dollar positions, as well as long Deutsche mark positions. In the currency markets, Japan's problems spread to other sectors of the global economy, causing commodities prices to decline as demand from the Asian economies weakened, in turn putting pressure on Canada's commodity-sensitive currency. In Germany, the federal election resulted in a shift to the left, as Chancellor Helmut Kohl, after sixteen years in office, lost to Gerhard Schroder. Surprisingly, this promoted a continued strengthening of the Deutsche mark versus the U.S. dollar.

As U.S. equity markets declined in July and August, the Fund profited from short positions in the S&P 500(R), most notably during August, when the index dropped 14.5%. Volatility in September made for a difficult trading environment, and the Fund incurred modest losses in the stock index sector during September, but remained profitable for the quarter overall in these markets.

Energy trading also resulted in gains for the quarter. Short crude oil positions proved profitable for the Fund as prices remained under pressure from excessive physical availability. Unleaded gas positions also generated strong profits for the Fund.

The agricultural sector generated profits overall for the quarter. As commodity markets collapsed in August, profits were generated on the short side of corn and sugar positions, which offset losses in the soybean complex. The harvest of the second largest U.S. corn crop on record resulted in prices dropping to the lowest levels in over 10 years. Prospects for a large production surplus of sugar kept pressure on the sugar market and also resulted in low prices. However, in September, the Fund was caught on the long side of the soybean complex resulting in losses as the U.S. soybean crop increased relative to the USDA's production estimate as a result of timely rains, which contributed to lower prices.

In the metals markets, gold prices attempted to move higher against a backdrop of volatility in major equity markets, increasing concerns about emerging markets, economic chaos in Russia, weakness in the U.S. dollar, and increasing worries about global economic conditions. However, gold was unable to extend rallies and build any significant upside momentum resulting in a trendless environment and resulting losses in gold positions for the Fund.

Year 2000 Compliance
--------------------

  As the millennium approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"). The Y2K problem is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19." As a result, the year 2000 would be stored as "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems (e.g., computer databases) and non-information technology systems (e.g., elevators) to produce incorrect data or cease operating completely.

  Merrill Lynch believes that it has identified and evaluated its internal Y2K problem and that the company is devoting sufficient resources to renovating technology systems that are not already Year 2000 compliant. Merrill Lynch expects the renovation phase (as discussed below) of its Year 2000 efforts to be substantially completed by December 31, 1998, thereby allowing the company to focus on additional testing efforts and integration of the Year 2000 programs of recent acquisitions during 1999. In order to focus attention on the Y2K problem, management has deferred certain other technology projects; however this deferral is not expected to have a material adverse effect on the company's business, results of operations, or financial condition.

  The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results
of operations, or financial condition.   This effect could include disruption of
normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and its need for liquidity.

  In 1995, Merrill Lynch established the Year 2000 Compliance Initiative, which is an enterprisewide effort to address the risks associated with the Y2K problem, both internal and external. The Year 2000 Compliance Initiative's efforts to address the risks associated with the Y2K problem have been organized into six segments or phases: planning, pre-renovation, renovation, production testing, certification, and integration testing.

  The planning phase involved defining the scope of the Year 2000 Compliance Initiative, including its annual budget and strategy, and determining the level of expert knowledge available within Merrill Lynch regarding particular systems or applications. The pre-renovation phase involved developing a detailed enterprisewide inventory of applications and systems, identifying the scope of necessary renovations to each application or system, and establishing a conversion schedule. During the renovation phase, source codes are actually converted, date fields are expanded or windowed (windowing is used on an exception basis only), test data is prepared, and each system or application is tested using a variety of Year 2000 scenarios. The production testing phase validates that a renovated system is functionally the same as the existing production version, that renovation has not introduced defects, and that expanded or windowed date fields continue to handle current dates properly. The certification phase validates that a system can run successfully in a Year 2000 environment. Finally, the integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems.

  In 1996 and 1997, as part of the planning and pre-renovation phases, both plans and funding of plans for inventory, preparation, renovation, and testing of computer systems for the Y2K problem were approved. All plans for both mission-critical and non-mission-critical systems are tracked and monitored. The work associated with the Year 2000 Compliance Initiative has been accomplished by Merrill Lynch employees, with the assistance of consultants where necessary.

  As part of the production testing and certification phases, Merrill Lynch has performed, and will continue to perform, both internal and external Year 2000 testing intended to address the risks from the Y2K problem. In July 1998, Merrill Lynch participated in an industrywide Year 2000 systems test sponsored by the Securities Industry Association ("SIA"), in which selected firms tested their computer systems in mock stock trades that simulated dates in December 1999 and January 2000. Merrill Lynch will participate in further industrywide testing sponsored by the SIA, currently scheduled for March and April 1999, which will involve an expanded number of firms, transactions, and conditions. Merrill Lynch also participated in a test sponsored by the Bank of England's Central Gilts Office.

  Each business area within Merrill Lynch also continues to develop specific contingency plans, with the particular choice of contingency action dependent on the severity of the problem being addressed, the availability of alternative products, and the level of importance of the business activity supported by the problematic system. As part of the Year 2000 Compliance Initiative, Merrill Lynch has undertaken a business readiness/risk management effort in which each line of business will identify scenarios in order to develop plans to reduce risks associated with a Y2K problem.

  Merrill Lynch continues to survey and communicate with parties with whom it has important relationships that may be associated with information technology Y2K problems, as well as parties that may be associated with non-information technology Y2K problems, such as landlords. Management is unable, at this point, to ascertain whether all such third parties will successfully address the Y2K problem, particularly parties outside the U.S., where it is believed that remediation efforts relating to the Y2K problem may be less advanced than in the U.S. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine whether additional or alternative measures are necessary. Such measures may include the selection of alternate third parties or other efforts designed to mitigate some of the effects of a third party's noncompliance. In light of the interdependency of the parties in or serving the financial markets, however, there can be no assurance that all Y2K problems will be identified and remediated on a timely basis or that all remediation efforts will be successful. The failure of securities exchanges, clearing organizations, vendors, clients, or regulators to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

  Nearly 10% of the current year's technology budget has been allocated to the Year 2000 Compliance Initiative. As of the end of the 1998 third quarter, the total estimated expenditures associated with the entire Year 2000 Compliance Initiative were expected to be approximately $400 million, of which $160 million is remaining. The majority of these remaining expenditures are expected to cover software remediation, testing, and contingency planning. There can be no assurance that the costs associated with such remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the costs associated with the remediation efforts or the possible failure of such remediation efforts would not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

European Economic and Monetary Union ("EMU")
--------------------------------------------

  As of January 1, 1999, the "euro" will be adopted as the common legal currency of participating member states of the EMU. The euro and participating member currencies will co-exist through July 1, 2002, with the euro gradually replacing member national currencies. The introduction of and conversion to the euro is expected to have significant implications for the business, as well as the computer systems and operational processes, of Merrill Lynch.

  The introduction of the euro will bring about fundamental changes in the structure and nature of the European financial markets, including the creation of a unified, more liquid capital market in Europe. As financial markets in EMU member states converge and local barriers are removed, competition is expected to increase. Merrill Lynch does not expect the introduction of the euro to have a negative effect on its business, currency risk, or competitive positioning in the European markets. The International Swaps and Derivatives Association, Inc. has established an EMU protocol agreement that parties to derivatives contracts may use to amend their agreements to ensure continuity of contract during the conversion period. Merrill Lynch is a party to this protocol agreement.

  Merrill Lynch's program to address the introduction of and conversion to the euro and the associated systems and operational implications and challenges has been divided into three phases: analysis, mobilization, and implementation. The analysis phase began in the third quarter of 1997 and focused upon analyzing the likely implications of the EMU and assessing the operational and systems impact on Merrill Lynch. During this phase, a database containing the primary compliance challenges of the EMU was developed, and working groups were established to drive the EMU preparation effort within the different product lines and principal operating locations. The mobilization phase began in the fourth quarter of 1997 and focused upon developing project plans and establishing an organizational and project structure to address various business requirements. The implementation phase, which began in December 1997, is concerned with implementing the operational and systems changes identified as necessary to ensure Merrill Lynch's compliance with EMU. The implementation phase is expected to continue into the first quarter of 1999 to resolve any post-conversion issues.

  With respect to operational and systems matters, the introduction of the euro will affect all Merrill Lynch facilities that transact, distribute, or provide custody or recordkeeping for securities or cash denominated in the currency of a participating member state. Merrill Lynch systems or procedures that handle such securities or cash may require modification. The procedural and systems modifications that Merrill Lynch has identified as necessary for conversion to the euro include, but are not limited to, such activities as:

 . modification of application systems to enable the systems to recognize and process the euro on an ongoing basis;

 . conversion of data, which will require updates to master files to reflect redenomination;

 . alteration of transaction data that includes converting trading and cash positions from member currency to the euro;

 . procedural modifications to reflect the replacement of member currency bank accounts and settlement instructions with euro equivalents; and

 . development of the capability for certain business functions to translate member currencies into euro at a fixed exchange rate until July 2002.

  The introduction of the euro exposes Merrill Lynch to operational and systems risks in that the necessary systems modifications will affect clearance, settlement, and financial reporting of transactions. If not handled correctly, these modifications could result in failed trades and other improper accounting for transactions.

  The success of Merrill Lynch's euro conversion efforts also is dependent on the euro-compliance of third parties, such as trading counterparties, financial intermediaries (for example, securities and commodities exchanges, depositories, clearing organizations, and commercial banks), and vendors. Merrill Lynch will monitor risks associated with third parties on a regular basis, including, for example, performing assessments of counterparties' readiness.

  In anticipation of the introduction of the euro, the financial authorities and securities exchanges of certain of the EMU member states are conducting market tests to assess euro-conversion readiness. Merrill Lynch is participating in such testing procedures as required, and to date the outcome of each of those tests has been satisfactory. In addition to participating in the testing procedures of the EMU member states' financial authorities and securities exchanges, Merrill Lynch also is implementing its own internal testing procedures, including four systemwide practice sessions, to prepare for the conversion. The purpose of these practice sessions is to better ensure that the conversion plans are comprehensive and that the schedule is acceptable. The results of such practice sessions will be evaluated and used to identify those areas in which further modification or remediation is necessary. While Merrill Lynch will engage in these testing procedures, certain elements of the conversion process can only be undertaken for the first time during the conversion. Accordingly, there can be no assurances that the tests will identify all system deficiencies and necessary modifications prior to the conversion.

  Due to the unprecedented scale of change, including the volume and magnitude of transactions affected and the number of third parties involved, market participants are anticipating a period of some disruption immediately following the conversion. Merrill Lynch has developed, and is continuing to develop, contingency plans in an effort to reduce the impact of such disruptions on its business.

  As of the end of the 1998 third quarter, the total estimated expenditures associated with the introduction of and conversion to the euro are expected to be approximately $79 million, of which approximately $20 million is remaining (of these amounts, $71 million and $19 million, respectively, pertain to 1998). These remaining expenditures are expected to be spent on EMU compliance efforts and project administration. Merrill Lynch expects to become fully EMU-compliant during the 1998 fourth quarter.

  Merrill Lynch believes that it has identified and evaluated those systems and operational modifications necessary for the conversion to the euro and is in the process of implementing the identified modifications. In light of the interdependency of the parties in or serving the financial markets, however, there can be no assurance that all necessary modifications will be identified and renovated on a timely basis, that all modification efforts will be successful, or that all third parties with whom Merrill Lynch's operations interface will be EMU-ready. In addition, there can be no assurance that the remaining euro conversion expenditures will not exceed those anticipated by Merrill Lynch at this time or that the expenditures associated with the conversion efforts and the possible failure of such conversion efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

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

          There were no reports on Form 8-K filed during the first nine months of fiscal 1998.

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



                              THE SECTOR STRATEGY FUND(SM) VI L.P.



                              By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date: November 11, 1998       By /s/JOHN R. FRAWLEY J.R.
                                 -----------------------
                                 John R. Frawley, Jr.
                                 Chairman, Chief Executive Officer,
                                 President and Director



Date:  November 11, 1998      By /s/ JO ANN DI DARIO
                                 -------------------
                                 Jo Ann Di Dario
                                 Vice President, Chief Financial Officer
                                 and Treasurer