Form 10-Q
period 1999-06-30
SECTOR STRATEGY FUND VI LP
filed 1999-08-12
CIK 904364

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

                 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-22448


                     THE SECTOR STRATEGY FUND/SM/ VI L.P.
                 ---------------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)


            Delaware                                     13-3714541
---------------------------------               ---------------------------
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

                                 609-282-6996
                  ------------------------------------------
             (Registrant's telephone number, including area code)

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

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                     THE SECTOR STRATEGY FUND/SM/ VI L.P.
                   -----------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                                           June 30,         December 31,
                                                                             1999               1998
                                                                       -----------------  -----------------

ASSETS
------
Investment                                                                 $ 17,039,380       $ 19,571,183
Receivable from investment                                                      347,777            438,365
                                                                       -----------------  -----------------

                TOTAL                                                      $ 17,387,157       $ 20,009,548
                                                                       =================  =================

LIABILITY AND PARTNERS' CAPITAL
-------------------------------

    Liability-Redemptions payable                                             $ 347,778          $ 438,365

PARTNERS' CAPITAL:
  General Partner (1,993 and 1,993 Units)                                       245,186            244,832
  Limited Partners (136,519 and 157,330 Units)                               16,794,193         19,326,351
                                                                       -----------------  -----------------

            Total partners' capital                                          17,039,379         19,571,183
                                                                       -----------------  -----------------

                TOTAL                                                      $ 17,387,157       $ 20,009,548
                                                                       =================  =================

NET ASSET VALUE PER UNIT

         (Based on 138,512 and 159,323 Units outstanding)                      $ 123.02           $ 122.84
                                                                       =================  =================

See notes to financial statements.

                     THE SECTOR STRATEGY FUND/SM/ VI L.P.
                     ------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                            For the three      For the three     For the six      For the six
                                            months ended       months ended      months ended     months ended
                                              June 30,           June 30,         June 30,         June 30,
                                               1999               1998             1999             1998
                                          -----------------  ---------------  ---------------   -------------
REVENUES:
    Trading (loss) profits:
        Realized                                 $       -       $ (135,584)        $      -      $ (267,771)
        Change in unrealized                             -          (74,938)               -        (112,024)
                                          -----------------  ---------------  ---------------   -------------

            Total trading results                        -         (210,522)               -        (379,795)
                                          -----------------  ---------------  ---------------   -------------

    Interest income                                      -           96,288                -         223,649
    Income (Loss) from investments                 120,888         (259,949)          14,445        (267,621)
                                          -----------------  ---------------  ---------------   -------------

            Total revenues                         120,888         (374,183)          14,445        (423,767)
                                          -----------------  ---------------  ---------------   -------------

EXPENSES:
    Brokerage commissions                                -           60,366                -         166,504
    Administrative fees                                  -            1,723                -           4,756
                                          -----------------  ---------------  ---------------   -------------

            Total expenses                               -           62,089                -         171,260
                                          -----------------  ---------------  ---------------   -------------

NET INCOME (LOSS)                                $ 120,888       $ (436,272)        $ 14,445      $ (595,027)
                                          =================  ===============  ===============   =============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                                144,100          199,984          149,495         211,749
                                          =================  ===============  ===============   =============

    Weighted average net income (loss)
       per Limited Partner
       and General Partner Unit                     $ 0.84          $ (2.18)          $ 0.10         $ (2.81)
                                          =================  ===============  ===============   =============

See notes to financial statements.

                     THE SECTOR STRATEGY FUND/SM/ VI L.P.
                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
                For the six months ended June 30, 1999 and 1998
                -----------------------------------------------

                                            Units          Limited Partners        General Partner           Total
                                       ----------------   --------------------   --------------------   ----------------

PARTNERS' CAPITAL,
  December 31, 1997                            228,821           $ 26,098,411              $ 820,070       $ 26,918,481

Net loss                                             -               (575,589)               (19,438)          (595,027)

Redemptions                                    (45,762)            (4,704,756)              (571,474)        (5,276,230)
                                       ----------------   --------------------   --------------------   ----------------

PARTNERS' CAPITAL,
  June 30, 1998                                183,059           $ 20,818,066              $ 229,158       $ 21,047,224
                                       ================   ====================   ====================   ================

PARTNERS' CAPITAL,
  December 31, 1998                            159,323           $ 19,326,351              $ 244,832       $ 19,571,183

Net income                                           -                 14,091                    354             14,445

Redemptions                                    (20,811)            (2,546,249)                     -         (2,546,249)
                                       ----------------   --------------------   --------------------   ----------------

PARTNERS' CAPITAL,
  June 30, 1999                                138,512           $ 16,794,193              $ 245,186       $ 17,039,379
                                       ================   ====================   ====================   ================

See notes to financial statements.

                     THE SECTOR STRATEGY FUND/SM/ VI L.P.
                       (A Delaware limited partnership)
                        ------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund/SM/ VI L.P. (the "Partnership" or the "Fund") as of June 30, 1999 and the results of its operations for the three and six month periods ended June 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2. INVESTMENT

   As of June 30, 1999 and December 31, 1998, the Partnership had an investment in MM LLC of $17,039,380 and $19,571,183, respectively.

   Total revenues and fees with respect to the Fund's investments are set forth as follows:

For the six months               Total              Brokerage         Administrative          Profit          Income (Loss)
ended June 30, 1999             Revenue            Commissions             Fees               Shares         from Investment
                          --------------------   ----------------    ------------------   ---------------   --------------------
MM LLC                              $ 910,612          $ 809,562              $ 23,130          $ 63,475               $ 14,445
                          ====================   ================    ==================   ===============   ====================


For the six months               Total              Brokerage         Administrative          Profit           Income (Loss)
ended June 30, 1998             Revenue            Commissions             Fees               Shares         from Investments
                          --------------------   ----------------    ------------------   ---------------   --------------------

JWH LLC                            $ (613,096)         $ 191,892               $ 5,485          $      -             $ (810,473)
Chesapeake LLC                        636,956            195,824                 5,594            87,023                348,515
MM LLC                                185,231            127,584                 3,645            37,943                 16,059
SJO LLC                               392,638            186,551                 5,330            22,479                178,278
                          --------------------   ----------------    ------------------   ---------------   --------------------

Total                               $ 601,729          $ 701,851              $ 20,054         $ 147,445             $ (267,621)
                          ====================   ================    ==================   ===============   ====================

For the three months             Total              Brokerage         Administrative          Profit           Income (Loss)
ended June 30, 1999             Revenue            Commissions             Fees               Shares          from Investment
                          --------------------   ----------------    ------------------   ---------------   --------------------

MM LLC                              $ 554,400          $ 392,060              $ 11,202          $ 30,250              $ 120,888
                          ====================   ================    ==================   ===============   ====================


For the three months             Total              Brokerage         Administrative          Profit           Income (Loss)
ended June 30, 1998             Revenue            Commissions             Fees               Shares         from Investments
                          --------------------   ----------------    ------------------   ---------------   --------------------

JWH LLC                            $ (213,471)          $ 68,677               $ 1,964          $      -             $ (284,112)
Chesapeake LLC                         27,225             75,575                 2,159           (10,292)               (40,217)
MM LLC                                185,231            127,584                 3,645            37,943                 16,059
SJO LLC                               125,840             69,846                 1,995             5,678                 48,321
                          --------------------   ----------------    ------------------   ---------------   --------------------

Total                               $ 124,825          $ 341,682               $ 9,763          $ 33,329             $ (259,949)
                          ====================   ================    ==================   ===============   ====================

   During the second quarter of 1998, the Partnership withdrew its investments in JWH LLC, Chesapeake LLC and SJO LLC.

   Condensed statements of financial condition and statements of operations for MM LLC, JWH LLC, Chesapeake LLC, and SJO LLC are set forth as follows:

                              MM LLC                     MM LLC

                          June 30, 1999            December 31, 1998
                      -----------------------    ----------------------
  Assets                       $ 111,887,450             $ 125,332,558
                      =======================    ======================

  Liabilities                  $   2,489,338             $   4,949,082
  Members' Capital               109,398,112               120,383,476
                      -----------------------    ----------------------

  Total                        $ 111,887,450             $ 125,332,558
                      =======================    ======================

                                                                    MM LLC
                         For the three months     For the three months   For the six months    For the six months
                         ended June 30, 1999      ended June 30, 1998    ended June 30, 1999   ended June 30, 1998
                      -----------------------    ----------------------  -------------------  ---------------------

  Revenues                       $ 3,525,206               $ 1,307,775          $ 5,756,093            $ 1,307,775

  Expenses                         2,686,982                 1,187,403            5,492,766              1,187,403
                      -----------------------    ----------------------  -------------------  ---------------------

  Net Income                       $ 838,224                 $ 120,372            $ 263,327              $ 120,372
                      =======================    ======================  ===================  =====================

                                             JWH LLC
                         For the three months       For the six months
                         ended June 30, 1998       ended June 30, 1998
                      -----------------------    ----------------------

  Revenues                      $ (3,235,723)             $ (7,262,323)

  Expenses                           991,700                 2,333,897
                      -----------------------    ----------------------

  Net Loss                      $ (4,227,423)             $ (9,596,220)
                      =======================    ======================

                                        Chesapeake LLC
                         For the three months       For the six months
                         ended June 30, 1998       ended June 30, 1998
                      -----------------------    ----------------------

  Revenues                          $ 95,555               $ 1,985,575

  Expenses                           299,321                   903,412
                      -----------------------    ----------------------

  Net (Loss) Income               $ (203,766)              $ 1,082,163
                      =======================    ======================



                                             SJO LLC
                         For the three months       For the six months
                         ended June 30, 1998       ended June 30, 1998
                      -----------------------    ---------------------
  Revenues                         $ 500,566               $ 1,472,850

  Expenses                           299,321                   802,878
                      -----------------------    ----------------------

  Net Income                       $ 201,245                 $ 669,972
                      =======================    ======================


3. FAIR VALUE AND OFF-BALANCE SHEET RISK

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, however the Fund has adopted the Statement effective January 1, 1999. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of such statement has a significant effect on the financial statements.

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

   Market Risk
   -----------

   Derivative financial instruments involve varying degrees of off-balance sheet market risk, and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the underlying financial instruments or commodities underlying such derivative instruments frequently resulted in changes in the Partnership's net unrealized (loss) profit on such derivative instruments as reflected in the Statements of Financial Condition or, with respect to Partnership assets invested in Trading LLCs and in MM LLC, the net unrealized profit (loss) as reflected in the respective Statements of Financial Condition of the Trading LLCs and MM LLC. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership, the Trading LLCs and currently MM LLC, as well as the volatility and liquidity of such markets in which such derivative instruments are traded.

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

   Credit Risk
   -----------

   The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin in the over-the-counter markets.

   The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit included on the Statements of Financial Condition or, with respect to the Partnership's assets invested in trading LLCs and in MM LLC, the net unrealized profit included in the respective statements of Financial Conditions of the Trading LLCs and MM LLC.

   The Partnership has a credit risk in respect of its counterparts and brokers, but attempts to control this risk by dealing almost exclusively with Merrill Lynch entities as counterparts and brokers.

   The Partnership, in its normal course of business, entered into various contracts, with Merrill Lynch Futures ("MLF"), a Merrill Lynch & Co., Inc. affiliate, acting as its commodity broker.

Item 2:  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------


                      MONTH END NET ASSET VALUE PER UNIT


-------------------------------------------------------------------------
           Jan.       Feb.       Mar.       Apr.        May       Jun.
-------------------------------------------------------------------------
1998       $117.10    $117.18    $116.93    $112.78    $114.80    $114.98
-------------------------------------------------------------------------
1999       $121.29    $122.74    $122.19    $123.53    $122.56    $123.02
-------------------------------------------------------------------------


Performance Summary

January 1, 1998 to June 30, 1998
--------------------------------

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

Trading results in stock index markets were mixed, but marginally profitable, despite a strong first-quarter performance by the U.S. equity market as several consecutive weekly gains were recorded with most market averages setting new highs. Results in currency trading were also mixed, but unprofitable. In particular, the Swiss franc weakened versus the U.S. dollar.

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

January 1, 1999 to June 30, 1999
--------------------------------

January 1, 1999 to March 31, 1999

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

Interest rate trading proved profitable for the Fund as well, as losses in Japanese 10-year government bonds were by gains in 10-year U.S. Treasury notes and German 10-year bonds. Early in January, the yield on the Japanese government 10-year bond increased to 1.8%, sharply above the record low of 0.695% it reached on October 7, 1998. This was triggered by the Japanese Trust Fund Bureau's decision to absorb a smaller share of future issues, leaving the burden of financing future budget deficits to the private sector.

Losses in aluminum overshadowed slight gains in copper during the first quarter. In January, burdensome warehouse stocks and questionable demand prospects weighed on base metals as aluminum fell to a 5-year low and copper fell to nearly an 11-year low. Major surpluses in both metals were expected, keeping prices down, and there was no supply side response to weak demand and lower prices. However the end of March showed copper and aluminum leading a surge in base metals as prices recovered from multi-year lows.

The Fund also suffered losses in currency trading during the quarter, as losses in Japanese yen overpowered gains in Swiss francs. On a trade-weighted basis, the Swiss franc ended the quarter at close to a seven-month low mostly as a result of the stronger U.S. dollar. In January the yen had advanced by nearly 35% against the dollar since early in August, and the Bank of Japan lowered rates to keep the economy sufficiently liquid so as to allow fiscal spending to restore some growth to the economy and to drive down the surging yen.

Stock index trading was also unprofitable, as losses were sustained in Hang Seng and CAC40 positions. Also of note the Dow Jones Industrial Average closed above the 10,000 mark for the first time ever at the end of March, setting a record for the index.

April 1, 1999 to June 30, 1999

The Fund profited in interest rate trading from short positions in Euro dollars, U.S. 10-year Treasury notes and U.S. Treasury bonds as the flight to quality in the bond market reversed during the first half of 1999 and concerns about higher interest rates continued to rattle the financial markets.

Stock indices trading also resulted in gains overall for the quarter, as positions in the Hang Seng, Nikkei 225 and Topix Indices all generated profits as the equity indices rallied worldwide in April and June.

Trading in the agricultural markets also proved profitable for the Fund. Gains from live cattle and live hog positions offset losses from short corn positions. Agricultural commodities, in particular corn, were weak almost across the board as they were saddled with supply/demand imbalances. In the beginning of the quarter, continued wetness across the corn belt led to early planting delays.

The energy sector was profitable as positions in crude oil offset losses from short positions in natural gas and gas oil trading. The focus of attention, in the natural gas markets since the end of winter, was the sharply lower than year-ago storage injection activity. Crude oil prices rallied much higher and faster than expected following last quarter's ratification of an OPEC/non-OPEC agreement to cut production by over 2 million barrels per day. Natural gas prices also rallied sharply over the quarter, reflecting, in part, growing concerns about a decline in US natural gas production.

Currency trading resulted in losses for the Fund. Gains in Euro trading were offset by losses sustained in British pound trading and from short positions in the Canadian dollar. After suffering under the weight of lower commodity prices and the Asian recession, the Canadian dollar underwent a significant rally in the first half of 1999, moving up about 3 cents from the end of 1998.

In the metals sector, gains from short gold positions were overshadowed by losses in copper and nickel trading. Throughout the first half of 1999, gold prices were in a state of gradual erosion and in early June, prices hit their lowest levels in over 20 years. Gold continued to show a lack of response to political and military events such as Kosovo and also lost much of its role as a monetary asset and flight to safety vehicle. The economic scenario for Asia, Brazil, emerging market nations and Europe helped keep copper and other base metals on the defensive as demand receded with virtually no supply side response.

YEAR 2000 COMPLIANCE

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

The renovation phase of Merrill Lynch's Year 2000 system efforts, as described in the Partnership's 1998 Form 10-K, was 100% completed as of June 30, 1999, and production testing was 100% completed as of that date. In March and April 1999, Merrill Lynch successfully participated in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. Merrill Lynch has participated in and continues to participate in numerous industry tests throughout the world.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation will be successful. Public uncertainty regarding successful remediation of the Y2K problem may cause a reduction in activity in the financial markets. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. Contingency plans have been established for all business units. However, the failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

As of June 25, 1999, the total estimated expenditures of existing and incremental resources for the Year 2000 compliance initiative are approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $80 million remains to be spent, primarily on continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such remediation efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

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

         There were no reports on Form 8-K filed during the first six months of fiscal 1999

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



                            THE SECTOR STRATEGY FUND/SM/ VI L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date: August 10, 1999        By /s/JOHN R. FRAWLEY J.R.
                               -----------------------
                              John R. Frawley, Jr.
                              Chairman, Chief Executive Officer,
                              President and Director



Date:  August 10, 1999       By /s/ MICHAEL L. PUNGELLO
                               -----------------------
                              Michael L. Pungello
                              Vice President, Chief Financial Officer
                              and Treasurer