Form 10-Q
period 1999-09-30
SECTOR STRATEGY FUND VI LP
filed 1999-11-12
CIK 904364

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from________ to_______

Commission File Number 0-22448

                     THE SECTOR STRATEGY FUND(SM) VI L.P.
                    --------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)


            Delaware                                    13-3714541
---------------------------------         -------------------------------------
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

                                 609-282-6996
                    --------------------------------------
                (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No____
                                              -----

                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                     THE SECTOR STRATEGY FUND(SM) VI L.P.
                     ------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------
                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                                     September 30,      December 31,
                                                                         1999               1998
                                                                     -------------      ------------
ASSETS
------
Investment                                                           $  15,925,366      $ 19,571,183
Receivable from investment                                                 185,439           438,365
                                                                     -------------      ------------
       TOTAL                                                         $  16,110,805      $ 20,009,548
                                                                     =============      ============
LIABILITY AND PARTNERS' CAPITAL
-------------------------------
  Liability-Redemptions payable                                      $     185,439      $    438,365

PARTNERS' CAPITAL:
  General Partner (1,993 and 1,993 Units)                                  240,465           244,832
  Limited Partners (130,005 and 157,330 Units)                          15,684,901        19,326,351
                                                                     -------------      ------------

       Total partners' capital                                          15,925,366        19,571,183
                                                                     -------------      ------------

         TOTAL                                                       $  16,110,805      $ 20,009,548
                                                                     =============      ============
NET ASSET VALUE PER UNIT

    (Based on 131,998 and 159,323 Units outstanding)                 $      120.65      $     122.84
                                                                     =============      ============

See notes to financial statements.

                     THE SECTOR STRATEGY FUND(SM) VI L.P.
                     ------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                           For the three       For the three      For the nine       For the nine
                                           months ended        months ended       months ended       months ended
                                           September 30,       September 30,      September 30,      September 30,
                                               1999               1998                1999               1998
                                           -------------       -------------      -------------      -------------
REVENUES:
  Trading (loss) profits:
    Realized                               $           -       $           -      $           -      $    (267,771)
    Changed in unrealized                              -                   -                  -           (112,024)
                                           -------------       -------------      -------------      -------------

      Total trading results                            -                   -                  -           (379,795)
                                           -------------       -------------      -------------      -------------

  Interest income                                      -              51,936                  -            275,585
  Income from investments                       (318,413)          1,263,279           (303,965)           995,658
                                           -------------       -------------      -------------      -------------

      Total revenues                            (318,413)          1,315,215           (303,965)           891,448
                                           -------------       -------------      -------------      -------------
EXPENSES:
  Profit shares                                        -                   -                  -                  -
  Brokerage commissions                                -                   -                  -            166,504
  Administrative fees                                  -                   -                  -              4,756
                                           -------------       -------------      -------------      -------------

      Total expenses                                   -                   -                  -            171,260
                                           -------------       -------------      -------------      -------------

NET INCOME (LOSS)                          $    (318,413)      $   1,315,215      $    (303,965)     $     720,188
                                           =============       =============      =============      =============
NET INCOME PER UNIT:
  Weighted average number of units
   outstanding                                   136,520             176,805            145,168            200,100
                                           =============       =============      =============      =============

  Weighted average net income (loss)
   per Limited Partner
   and General Partner Unit                $       (2.33)      $        7.44      $       (2.09)     $        3.60
                                           =============       =============      =============      =============

See notes to financial statements.

                     THE SECTOR STRATEGY FUND(SM) VI L.P.
                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
             For the nine months ended September 30, 1999 and 1998
             -----------------------------------------------------

                             Units        Limited Partners       General Partner          Total
                          ----------      ----------------       ---------------      -------------
PARTNERS' CAPITAL,
 December 31, 1997           228,821      $     26,098,411       $       820,070      $  26,918,481

Net income (loss)                  -               724,639                (4,451)           720,188

Redemptions                  (58,700)           (6,228,273)             (571,475)        (6,799,748)
                          ----------      ----------------       ---------------      -------------
PARTNERS' CAPITAL,
 September 30, 1998          170,121      $     20,594,777       $       244,144      $  20,838,921
                          ==========      ================       ===============      =============
PARTNERS' CAPITAL,
 December 31, 1998           159,323      $     19,326,351       $       244,832      $  19,571,183

Net income (loss)                  -              (299,598)               (4,367)          (303,965)

Redemptions                  (27,325)           (3,341,852)                    -         (3,341,852)
                          ----------      ----------------       ---------------      -------------
PARTNERS' CAPITAL,
 September 30, 1999          131,998      $     15,684,901       $       240,465      $  15,925,366
                          ==========      ================       ===============      =============

See notes to financial statements.

                     THE SECTOR STRATEGY FUND(SM) VI L.P.
                        (A Delaware limited partnership
                        ------------------------------

                         NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund(SM) VI L.P. (the "Partnership" or the "Fund") as of September 30, 1999 and the results of its operations for the three and nine month periods ended September 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.  INVESTMENT

     As of September 30, 1999 and December 31, 1998, the Partnership had an investment in MM LLC of $15,925,366 and $19,571,183, respectively.

     Total revenues and fees with respect to the Fund's investments are set forth as follows:



For the three months
ended September 30,           Total                 Brokerage           Administrative            Profit            Income (Loss)
1999                         Revenue               Commissions               Fees                 Shares          from Investments
                         ----------------        ----------------      ----------------        ------------       ----------------

MM LLC                   $         55,857        $        368,572      $         19,533       $     (4,835)       $      (318,413)
                         ================        ================      ================        ============       ================


For the three months
ended September 30,           Total                 Brokerage           Administrative            Profit            Income from
1998                         Revenue               Commissions               Fees                 Shares            Investments
                         ----------------        ----------------      ----------------        ------------       ----------------

MM LLC                   $      1,948,563        $        377,078      $         10,773         $   297,433       $      1,263,279
                         ================        ================      ================        ============       ================

For the nine months
ended September 30,           Total                 Brokerage           Administrative            Profit            Income (Loss)
1999                         Revenue               Commissions               Fees                 Shares          from Investments
                         ----------------        ----------------      ----------------        ------------       ----------------
Total                    $        966,469        $      1,178,133      $         33,661        $     58,640       $     ( 303,965)
                         ================        ================      ================        ============       ================


For the nine months
ended September 30,           Total                 Brokerage           Administrative            Profit            Income (Loss)
1998                         Revenue               Commissions               Fees                 Shares          from Investments
                         ----------------        ----------------      ----------------        ------------       ----------------

JWH LLC                  $       (613,096)       $        191,892      $          5,485        $          -       $       (810,473)
Chesapeake LLC                    636,956                 195,824                 5,594              87,023                348,515
MM LLC                          2,133,794                 504,662                14,418             335,376              1,279,338
SJO LLC                           392,638                 186,551                 5,330              22,479                178,278
                         ----------------        ----------------      ----------------        ------------       ----------------

Total                    $      2,550,292        $      1,078,929      $         30,827        $    444,878       $        995,658
                         ================        ================      ================        ============       ================

     During the second quarter of 1998, the Partnership withdrew its investments in JWH LLC, Chesapeake LLC and SJO LLC.

Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                                   MM LLC

                      September 30, 1999              December 31, 1998
                   ----------------------          -----------------------
Assets             $          104,792,599          $           125,332,558
                   ======================          =======================


Liabilities        $            2,593,473          $             4,949,082
Members' Capital              102,199,126                      120,383,476
                   ----------------------          -----------------------

Total              $          104,792,599          $           125,332,558
                   ======================          =======================

                                           MML LLC


                      For the three months           For the nine months          For the three months      For the nine months
                    ended September 30, 1999       ended September 30, 1999     ended September 30, 1998  ended September 30, 1998
                  --------------------------      --------------------------    ------------------------  ------------------------
Revenues          $                  356,464      $                6,112,547    $             14,430,272  $             15,738,047

Expenses                           2,331,302                       7,824,068                   5,049,934                 6,237,337
                  --------------------------      --------------------------    ------------------------  ------------------------

Net Income        $               (1,974,838)     $               (1,711,521)   $              9,380,338  $              9,500,710
                  ==========================      ==========================    ========================  ========================

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, however, the Fund has adopted the Statement effective January 1, 1999. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of such statement has a significant effect on the financial statements.

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

     Market Risk
     -----------

     Derivative financial instruments involve varying degrees of off-balance sheet market risk, and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the underlying financial instruments or commodities underlying such derivative instruments frequently resulted in changes in the Partnership's net unrealized (loss) profit on such derivative instruments as reflected in the Statements of Financial Condition or, with respect to

     Partnership assets invested in Trading LLCs and in MM LLC, the net unrealized profit (loss) as reflected in the respective Statements of Financial Condition of the Trading LLCs and MM LLC. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held directly by the Partnership or indirectly through the Trading LLCs and MM LLC, as well as the volatility and liquidity of such markets in which such derivative instruments are traded.

     The General Partner has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership or MM LLC, adjusting the percentage of the Partnership's, the Trading LLC's or MM LLC's total assets allocated to trading, calculating the Net Asset Value of the Advisors' respective Partnership accounts, Trading LLC accounts or MM LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While the General Partner does not itself intervene in the markets to hedge or diversify the Partnership's market exposure (although the General Partner does adjust the percentage of the Partnership's total assets allocated to trading), the General Partner may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice and trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

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

     The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit included in the Statements of Financial Condition or, with respect to the Partnership's assets invested in the Trading LLCs and in MM LLC, the net unrealized profit included in the respective statements of Financial Conditions of the Trading LLCs and MM LLC.

     The Partnership has credit risk in respect of its counterparties and brokers, but attempts to control this risk by dealing almost exclusively with Merrill Lynch entities as counterparties and brokers.

Item 2:    Managements's Discussion and Analysis of Financial Condition and
           ----------------------------------------------------------------
           Results of Operations
           ---------------------

                      MONTH-END NET ASSET VALUE PER UNIT

           -------------------------------------------------------------------------------------------
                   Jan.      Feb.      Mar.     Apr.     May      Jun.      Jul.     Aug.     Sep.
           -------------------------------------------------------------------------------------------
            1998   $117.10   $117.18   $116.93  $112.78  $114.80  $114.98   $115.21  $120.33  $122.49
           -------------------------------------------------------------------------------------------
            1999   $121.29   $122.74   $122.19  $123.53  $122.56  $123.02   $123.26  $122.43  $120.65
           -------------------------------------------------------------------------------------------

Performance Summary

January 1, 1998 to September 30, 1998
-------------------------------------

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

Interest rate trading was particularly profitable during the quarter in positions in Eurodollar, German and Japanese bonds, and U.S. Treasury notes and bonds. The growth rate of the world bond market declined to its lowest level since 1987 at 7.7%, down 4.0% from the last peak in 1993. Global investors poured funds into such instruments as U.S. Treasury issues and German Bunds, staging a major flight to quality. As a result, there was a significant widening of credit spreads on a global basis. Global fund managers also increased their already-overweight exposure to U.S. Treasuries to a record high. The impact of these events was that in September, the yield on the Japanese 5-year bond fell to .67%, an all-time low, German 10-year Bunds fell to 3.89%, representing almost a 100-year low, and the 30-year bond in the U.S. dropped to its lowest level on record.

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

Energy trading also requested in gains for the quarter. Short crude oil positions proved profitable for the Fund as prices remained under pressure from excessive physical availability. Unleaded gas positions also generated strong profits for the Fund.

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

January 1, 1999 to September 30, 1999
-------------------------------------

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

July 1, 1999 to September 30, 1999

The Fund profited in the energy sector with long positions in light crude oil resulting in strong gains. Crude oil prices received a jolt owing to a report in August indicating Russia's plan to cut 70% its fuel oil and gasoil exports for August and completely eliminate gasoil exports in order to satisfy domestic needs. Short positions in natural gas trading were unprofitable as high levels of energy consumption and weather scares throughout the country early in the quarter added to the bullish tone for the market. However, these losses were not substantial enough to affect the profitability of the sector overall for the quarter.

Trading in the metals markets was also profitable as positions in nickel, gold and aluminum all resulted in gains. Collectively, the base metals sector was a strong performer this quarter. A major statement from the President of the European Central Bank was beneficial for long gold positions as it sent gold prices sharply higher in late September. A key part of the statement was the fact that the banks have agreed not to expand their gold lending. This initiated the first bullish bias in years. The Fund's long positions in aluminum trading were also profitable. Despite a 5-year low in early March, aluminum prices have gained nearly 25 percent this year. Steady Japanese consumer buying and the strength in the yen versus the dollar have played a part in this.

Interest rate trading was unprofitable for the third quarter as losses were sustained in Eurodollar, Japanese 10 year government bonds and Eurobund futures trading. Long positions in Eurodollar trading were unprofitable given the speculations of the probability of a tightening bias by the US Federal Reserve. Eurodollar contracts gave up much of the gains that they enjoyed following the Federal Open Market Committee's adoption of a neutral bias.

The Fund suffered losses in stock index positions as trading throughout the quarter was volatile. Though the S&P finished the third quarter by breaking the post-October 1998 highs, the Fund suffered losses in stock index trading due to significant volatility globally. For the quarter, losses were sustained in the S&P, FTSE-Financial Times Stock Index, and the DAX German Stock Index resulting in losses for the sector overall.

Currency trading resulted in minimal losses for the quarter as profitable positions in the Japanese yen were offset by losses in Euro currency and Swiss franc trading. Long yen positions resulted in strong gains as the Bank of Japan refused to ease monetary policy and investors added to their yen exposure, which reached a two-year high during the quarter. The most positive sign in Japan was that, for the second quarter in a row, domestic consumption exceeded that of the year ago quarter. Losses were sustained in Euro currency trading as it continued to trade in the same choppy pattern that has been evident for the past few quarters.

The Fund also was unprofitable in the agricultural markets as losses were sustained in the hog, coffee and soymeal markets. Agricultural trading began the quarter with an increase in prices as there was a sharp decline in crop ratings due to wet conditions in the Eastern Belt during July. This in conjunction with forecasters' outlooks for additional declines in the weeks ahead helped jump-start the first major weather scare of the season. As a result, short positions in soymeal proved unprofitable as there was a sharp upturn in soy prices. Additionally, long coffee positions were unprofitable as the coffee market plunged to 5-year lows during the quarter when cold temperatures in Brazil skirted the major coffee belt and failed to harm trees.


YEAR 2000 COMPLIANCE

As the Year 2000 approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"), as more fully described in the 1998 Annual Report. The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and legal liability and its need for liquidity.

The renovation phase of Merrill Lynch's Year 2000 system efforts, as described in the 1998 Annual Report, was 100% completed as of June 30, 1999, and production testing was 100% completed as of that date. In March and April 1999, Merrill Lynch successfully participated in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. Merrill Lynch has participated in and continues to participate in numerous industry tests throughout the world.

Merrill Lynch's business units have developed and tested contingency plans. The plans identify critical processes, potential Y2K problems, and personnel, processes, and available resources needed to maintain operations. However, the failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation and contingency planning will be successful. Public uncertainty regarding successful remediation of the Y2K problem may cause a reduction in activity in the financial markets. This could result in reduced liquidity as well as increased volatility. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. Contingency plans have been established for all business units. Merrill Lynch's year-end balance sheet levels will depend on Y2K risks and many other factors, including business opportunities and customer demand.

As of September 24, 1999, the total estimated expenditures of existing and incremental resources for the Year 2000 compliance initiative are approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $40 million, related to continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with such efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

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

        There were no reports on Form 8-K filed during the first nine months of fiscal 1999

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



                            THE SECTOR STRATEGY FUND(SM) VI L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                          (General Partner)



Date: November 12, 1999        By /s/JOHN R. FRAWLEY J.R.
                               -----------------------
                               John R. Frawley, Jr.
                               Chairman, Chief Executive Officer,
                               President and Director



Date: November 12, 1999        By /s/ MICHAEL L. PUNGELLO
                               -----------------------
                               Michael L. Pungello
                               Vice President, Chief Financial Officer
                               and Treasurer