Form 10-Q
period 2001-09-30
SECTOR STRATEGY FUND VI LP
filed 2001-11-14
CIK 904364

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2001
                                ------------------

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

                       c/o MLIM Alternative Strategies LLC
               (formerly Merrill Lynch Investment Partners, Inc.)
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                    (Address of principal executive offices)
                                   (Zip Code)

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

Item 1.  Financial Statements

                      THE SECTOR STRATEGY FUND(SM) VI L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL CONDITION


                                                      September 30    December 31,
                                                         2001             2000
                                                      (unaudited)
                                                     --------------   --------------

ASSETS
Investment in MM LLC                                 $   11,636,464   $   12,483,383
Receivable from investment in MM LLC                         65,455          221,692
                                                     --------------   --------------

                TOTAL                                $   11,701,919   $   12,705,075
                                                     ==============   ==============

LIABILITY AND PARTNERS' CAPITAL

Redemptions payable                                  $       65,455   $      221,692
                                                     --------------   --------------

            Total liabilities                                65,455          221,692
                                                     --------------   --------------

PARTNERS' CAPITAL:
   General Partner (1,059 and 1,059 Units)                  138,629          135,803
   Limited Partners (87,833 and 96,298 Units)            11,497,835       12,347,580
                                                     --------------   --------------

            Total partners' capital                      11,636,464       12,483,383
                                                     --------------   --------------

                TOTAL                                $   11,701,919   $   12,705,075
                                                     ==============   ==============

NET ASSET VALUE PER UNIT

    (Based on 88,892 and 97,357 Units outstanding)   $       130.91   $       128.22
                                                     ==============   ==============

See notes to financial statements.

                      THE SECTOR STRATEGY FUND(SM) VI L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                  For the three          For the three           For the nine          For the nine
                                                   months ended           months ended           months ended           months ended
                                                  September 30,          September 30,          September 30,          September 30,
                                                       2001                   2000                   2001                  2000
                                                  --------------      --------------          --------------      --------------
REVENUES:
    Income (loss) from investment in MM LLC       $      137,269      $     (520,207)         $      249,115      $     (784,359)
                                                  --------------      --------------          --------------      --------------

NET INCOME (LOSS)                                 $      137,269      $     (520,207)         $      249,115      $     (784,359)
                                                  ==============      ==============          ==============      ==============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
        and Limited Partner Units outstanding             90,142             107,584                  92,615             114,781
                                                  ==============      ==============          ==============      ==============

    Net income (loss) per weighted average
       General Partner and Limited Partner Unit   $         1.52      $        (4.84)         $         2.69      $        (6.83)
                                                  ==============      ==============          ==============      ==============


See notes to financial statements.

                      THE SECTOR STRATEGY FUND(SM) VI L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (unaudited)

                           Units         General Partner   Limited Partners     Total
                       --------------    --------------    --------------    --------------
PARTNERS' CAPITAL,
  December 31, 1999           126,011    $      241,975    $   15,056,543    $   15,298,518

Net loss                           --            (9,978)         (774,381)         (784,359)

Redemptions                   (23,040)          (75,562)       (2,664,599)       (2,740,161)
                       --------------    --------------    --------------    --------------

PARTNERS' CAPITAL,
  September 30, 2000          102,971    $      156,435    $   11,617,563    $   11,773,998
                       ==============    ==============    ==============    ==============

PARTNERS' CAPITAL,
  December 31, 2000            97,357    $      135,803    $   12,347,580    $   12,483,383

Net income                         --             2,826           246,289           249,115

Redemptions                    (8,465)               --        (1,096,034)       (1,096,034)
                       --------------    --------------    --------------    --------------

PARTNERS' CAPITAL,
  September 30, 2001           88,892    $      138,629    $   11,497,835    $   11,636,464
                       ==============    ==============    ==============    ==============


See notes to financial statements.

                      THE SECTOR STRATEGY FUND(SM) VI L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Sector Strategy Fund(SM) VI L.P. (the "Partnership") as of
September 30, 2001, and the results of its operations for the three and nine months ended September 30, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.   INVESTMENTS

As of September 30, 2001 and December 31, 2000, the Partnership had an investment in the ML Multi Manager Portfolio LLC ("MM LLC") of $11,636,464 and $12,483,383, respectively.

Total revenues and fees with respect to the Partnership's investments are set forth as follows:


For the three months              Total             Brokerage         Administrative          Profit            Income from
ended September 30, 2001         Revenue           Commissions             Fees               Shares             Investment
                             -----------------   -----------------   ------------------   ----------------   -------------------
MM LLC (unaudited)                 $  503,880         $   259,877          $     7,425          $  99,309           $   137,269
                             =================   =================   ==================   ================   ===================
For the three months              Total             Brokerage         Administrative          Profit             Loss from
ended September 30, 2000         Revenue           Commissions             Fees               Shares             Investment
                             -----------------   -----------------   ------------------   ----------------   -------------------
MM LLC (unaudited)               $  (270,862)         $   252,981          $     7,228        $  (10,864)         $   (520,207)
                             =================   =================   ==================   ================   ===================
For the nine months               Total             Brokerage         Administrative          Profit            Income from
ended September 30, 2001         Revenue           Commissions             Fees               Shares             Investment
                             -----------------   -----------------   ------------------   ----------------   -------------------
MM LLC (unaudited)                $ 1,315,738         $   776,367          $    22,182          $ 268,074           $   249,115
                             =================   =================   ==================   ================   ===================
For the nine months               Total             Brokerage         Administrative          Profit             Loss from
ended September 30, 2000         Revenue           Commissions             Fees               Shares             Investment
                             -----------------   -----------------   ------------------   ----------------   -------------------
MM LLC (unaudited)                 $  105,655         $   859,915          $    24,569          $   5,530         $   (784,359)
                             =================   =================   ==================   ================   ===================

     Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                           MMLLC                   MMLLC
                   ----------------------- -------------------------
                       September 30,             December 31,
                            2001                     2000
                        (unaudited)
                   --------------------   --------------------
Assets             $        222,849,008   $        252,995,756
                   ====================   ====================
Liabilities        $          8,721,675   $          5,383,789
Members' Capital            214,127,333            247,611,967
                   --------------------   --------------------
Total              $        222,849,008   $        252,995,756
                   ====================   ====================


                     For the three months       For the three months        For the nine months      For the nine months
                      ended September 30,        ended September 30,        ended September 30,       ended September 30,
                       2001 (unaudited)            2000 (unaudited)          2001 (unaudited)          2000 (unaudited)
                    -----------------------   -----------------------    -----------------------   -----------------------
Revenues            $             7,879,447    $           (4,176,959)    $           21,504,537    $           (1,725,034)
Expenses                          4,976,570                 2,411,044                 14,968,692                 6,397,178
                    -----------------------    -----------------------    -----------------------   -----------------------
Net Income (Loss)   $             2,902,877    $           (6,588,003)    $            6,535,845    $           (8,122,212)
                    =======================    =======================    =======================   =======================

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

The General Partner, MLIM Alternative Strategies LLC, ("MLIM AS LLC") (formerly Merrill Lynch Investment Partners, Inc.), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for MM LLC, and include calculating the Net Asset Value of the Advisors' respective MM LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIM AS LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure through MM LLC, MLIM AS LLC may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors through Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice and trading policies or to be trading erratically, MLIM AS LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

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

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


                       MONTH-END NET ASSET VALUE PER UNIT

              Jan.        Feb.        Mar.         Apr.        May         Jun.         Jul.    Aug.     Sep.
2000          $121.82     $120.90     $118.80      $118.95     $120.71     $119.23      $117.52 $117.90  $114.34
2001          $127.28     $128.50     $134.56      $130.64     $129.29     $129.37      $129.07 $129.80  $130.91

Performance Summary

All of the Partnership's assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC.

JANUARY 1, 2001 TO SEPTEMBER 30, 2001
-------------------------------------
January 1, 2001 to March 31, 2001

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

Trading in the metals markets was successful. Losses from short silver positions were sustained in January as silver had a minor technical run as it reached it's four month high. Short silver positions were profitable in February as silver prices reversed its earlier trend and declined as the market was generally weak Gold's failure to rally also weighed on the market. March was a volatile trading month as another attempted gold rally failed, resulting in gains in short positions.

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

Currency trading suffered losses, particularly in Euro and Japanese yen positions. The further weakening of the Euro and Japanese yen displayed how the global economy is not immune to the slowdown of the U.S. economy. Gains were posted in the Canadian dollar at quarter end due to a healthy trade surplus and a favorable short-term interest rate differential.

The metals sector performed poorly. Weakness in the Euro, a decline in the Australian dollar to all time lows and producer and central bank selling sent gold prices lower. Silver trading was volatile. China's silver exports have been high due to poor domestic demand, adversely affecting prices.

Trading in the interest rate markets accounted for most of the Partnership's trading losses for the quarter. Positions in Euro-bund futures, three-month Euribor futures and U.S. 10-year notes were unprofitable.

July 1, 2001 to September 30, 2001

Trading in the interest rate sector was very successful as significant gains were realized throughout the quarter on Euro dollar positions. These gains more than offset losses on U.S. Treasury and Japanese 10-year bonds. Swiss franc short term interest rate contract trading and short Sterling 500 positions offset losses on long Gilt positions in September.

Metals trading was profitable throughout the quarter. Positions in aluminum, copper, silver and nickel produced profits. Long gold positions were profitable as investors flocked to gold for safety in the aftermath of the terrorist attacks.

Stock index trading was also successful as the Partnership's various short positions were profitable. Major indices in the world markets fell as corporate earnings, in general, were poor and the global economic slump would worsen as a result of the terrorist attacks.

Trading in the energy sector was moderately unsuccessful. The sector continued to face downside pressure as in the prior months. Natural gas prices fell as the heat wave in the Northeast dissipated. Oil prices sank, as traders feared the attacks would not only cripple the airline industry (a major consumer of oil), but would also trigger a global economic recession, cutting the demand for oil.

Agricultural trading was unprofitable during the quarter. Early gains from coffee failed to outpace losses from corn and short wheat positions. Grain prices rose in July on concerns that hot and dry weather would cause lower 2001 production. Soybeans fell on fears of larger than expected crop outputs. Cotton fell to a 15-year low due to abundant crops. Cattle fell to a one year low on demand concerns.

Trading in the currency markets was unprofitable. Losses were sustained from Canadian dollar and Swiss franc positions early on. Short Japanese yen positions were unprofitable in August. Long British pound positions were profitable in September as the currency appreciated versus the U.S. dollar on concerns over the negative economic implications from the September 11 terrorist attacks.

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

Currency trading proved profitable for the Partnership. Gains from short Euro currency and long Swiss franc positions outweighed losses sustained in other currencies. Despite the dramatic interest rate hikes by the Swiss National Bank ("SNB") and the weakness of the Euro, the SNB said it will not keep the Swiss franc from rising. Short positions in the British pound and Canadian dollar resulted in gains for the sector during May. The British pound was particularly weak in the wake of the Bank of England's references to "sterling overvaluation." The Euro rallied to U.S. $0.97 early in the month, but faced profit-taking after news of some capital outflow from Euroland.

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

Currency trading posted gains early in the quarter on short Japanese yen and British pound positions. The Japanese yen finished July weaker against the U.S. dollar in anticipation that the U.S. Federal Reserve would continue to raise interest rates. Trading was flat in August as gains from British pound and Swiss franc positions countered losses from Japanese yen positions. The British pound has been in a clear downtrend since the beginning of the year. Short positions were profitable as uncertainty surrounded the September 7 Bank of England meeting. Investors feared the Bank of England had finished raising interest rates, resulting in concern for the currency. Losses were realized from the Euro in September despite European economic conditions remaining positive. Moderation in U.S. activity suggests no surprises on the upside in the coming quarters, indicating potential strength in the Euro.

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

           (a)      None.
           (b)      None.
           (c)      None.
           (d)      None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           Effective May 31, 2001, Merrill Lynch Investment Partners Inc. ("MLIP"), a Delaware corporation and General Partner of the Partnership, converted to a Delaware limited liability company. In connection with the conversion, MLIP's name was changed to MLIM Alternative Strategies LLC ("MLIM AS LLC"). This step was taken in connection with the ongoing reorganization of the various alternative investment groups under the Merrill Lynch Investment Managers umbrella. Effective August 14, 2001, Merrill Lynch Group, Inc. contributed all of the issued and outstanding shares of MLIM AS LLC to its affiliate Merrill Lynch Investment Managers in a tax free reorganization. The changes will have no impact on the Partnership's investors.

           All of the officers of MLIP continue in their former roles with MLIM AS LLC, except that also effective May 31, 2001, Ronald S. oRsenberg, formerly Chief Executive Officer of MLIP, became President of MLIM AS LLC and Fabio P. Savoldelli, formerly President of MLIP, became Chairman and Chief Executive Officer of MLIM AS LLC. In addition, each of the four directors of MLIP now serve on the board of managers of MLIM AS LLC.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)  EXHIBITS

           There are no exhibits required to be filed as part of this report.

           (b)  REPORTS ON FORM 8-K

           There were no reports on Form 8-K filed during the first nine months of fiscal 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          THE SECTOR STRATEGY FUND(SM) VI L.P.

                             By:  MLIM ALTERNATIVE STRATEGIES LLC
                              (formerly Merrill Lynch Investment Partners, Inc.
                                       (General Partner)




Date: November 15, 2001   By /S/ FABIO P. SAVOLDELLI
                             -----------------------
                             Fabio P. Savoldelli
                             Chairman, Chief Executive Officer and Manager




Date: November 15, 2001   By /S/ MICHAEL L. PUNGELLO
                             -----------------------
                             Michael L. Pungello
                             Vice President, Chief Financial Officer
                             and Treasurer