Form 10-K405
period 2001-12-31
SECTOR STRATEGY FUND VI LP
filed 2002-03-28
CIK 904364

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2001
                                       or
                  ( ) Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-22448

                      THE SECTOR STRATEGY FUND (SM) VI L.P.

             (Exact name of registrant as specified in its charter)

             DELAWARE                                     13-3714541
-----------------------------------          -----------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

                       C/O MLIM ALTERNATIVE STRATEGIES LLC
                           PRINCETON CORPORATE CAMPUS
                       800 SCUDDERS MILL ROAD - SECTION 2G
                          PLAINSBORO, NEW JERSEY 08536
                    ----------------------------------------
                    (Address of principal executive offices)

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrant is a limited partnership: as of February 1, 2002, limited partnership units with an aggregate value of $10,565,277 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
The registrant's "2001 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 2001, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.

                      THE SECTOR STRATEGY FUND (SM) VI L.P.

                       ANNUAL REPORT FOR 2001 ON FORM 10-K


                                TABLE OF CONTENTS


                                                       PART I                                              PAGE
                                                       ------
             ------------------------------------------------------------------------------------------   -----
Item 1.      Business                                                                                         1

Item 2.      Properties                                                                                       6

Item 3.      Legal Proceedings                                                                                6

Item 4.      Submission of Matters to a Vote of Security Holders                                              6


                                                       PART II
                                                       -------
             ------------------------------------------------------------------------------------------
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters                            6

Item 6.      Selected Financial Data                                                                          7

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations           10

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                                      17

Item 8.      Financial Statements and Supplementary Data                                                     17

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            17


                                                       PART III
                                                       --------
             ------------------------------------------------------------------------------------------
Item 10.     Directors and Executive Officers of the Registrant                                              17

Item 11.     Executive Compensation                                                                          19

Item 12.     Security Ownership of Certain Beneficial Owners and Management                                  19

Item 13.     Certain Relationships and Related Transactions                                                  20


                                                       PART IV
                                                       -------
             ------------------------------------------------------------------------------------------
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                                 21

                                     PART I

ITEM 1:   BUSINESS

          (a)  GENERAL DEVELOPMENT OF BUSINESS:

               The SECTOR Strategy Fund (SM) VI L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act on April 23, 1993 and began trading operations on September 10, 1993. The Partnership made a single offering of its units of limited partnership interest ("Units"). Units may be redeemed as of the end of each calendar month. The Partnership engages, through an investment in a limited liability company, (see below) in the speculative trading of a portfolio of futures, options on futures, forwards and options on forward contracts and related options in the currencies, interest rates, stock index, metals, agricultural and energy sectors of the world futures markets. The Partnership's objective is achieving, through speculative trading, substantial capital appreciation, over time. Previously, investors were assured of at least a predetermined minimum Net Asset Value per Unit as of the Principal Assurance Date.

               MLIM Alternative Strategies LLC ("MLIM AS LLC"), formerly Merrill Lynch Investment Partners Inc. ("MLIP"), a wholly-owned subsidiary of Merrill Lynch Investment Managers, LP ("MLIM") which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"), is the general partner of the Partnership. Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), the successor to Merrill Lynch Futures, Inc. ("MLF") by merger, is the Partnership's commodity broker.

               Effective May 31, 2001, MLIP converted to a Delaware limited liability company and changed its name. Effective August 14, 2001, Merrill Lynch Group, Inc. contributed all of the issued and outstanding shares of MLIM AS LLC to its affiliate MLIM in a tax-free reorganization. All of the officers of MLIP at the time continued with their former roles with MLIM AS LLC. The changes had no impact on the Partnership's investors. Effective November 2, 2001, MLF merged into its affiliate, MLPF&S, a wholly owned subsidiary of Merrill Lynch. MLPF&S became the successor party to the agreements between MLF and the Partnership. The terms of the agreements remained unchanged and the merger had no effect on the terms on which the Partnership's transactions were executed.

               Prior to October 1, 1996, the Partnership placed assets with the commodity trading advisors ("Advisors") by opening individual managed accounts with them. For the period from October 1, 1996 to May 31, 1998, the Partnership placed assets with certain of the Advisors through investing in private funds ("Trading LLCs") sponsored by MLIM AS LLC, through which the trading accounts of different MLIM AS LLC-sponsored funds managed by the same Advisor pursuant to the same strategy were consolidated. The only members of the Trading LLCs were commodity pools sponsored by MLIM AS LLC. Placing assets with an Advisor through investing in a Trading LLC rather than a managed account had no economic effect on the Partnership, except to the extent that the Partnership benefited from the Advisor not having to allocate trades among a number of different accounts (rather than acquiring a single position for the Trading LLC as a whole). As of June 1, 1998, MLIM AS LLC consolidated the trading accounts of nine of its multi-advisor funds (the "Multi-Advisor Funds"), including the Partnership. The consolidation was achieved by having these Multi-Advisor Funds invest in a single Delaware limited liability company, ML Multi-Manager Portfolio LLC ("MM LLC"), which opened a single account with each Advisor selected. MM LLC is managed by MLIM AS LLC, has no investors other than the Multi-Advisor Funds and serves solely as the vehicle through which the assets of such Multi-Advisor Funds are combined in order to be managed through single rather than multiple accounts. The placement of assets into MM LLC did not change the operations or fee structure of the Partnership. The administrative authority over the Partnership, as well as MM LLC, remains with MLIM AS LLC.

               As of December 31, 2001, the Partnership's capitalization was $11,106,346, and the Net Asset Value of a Unit, originally $100 as of September 10, 1993, had risen to $129.38.

               Merrill Lynch guaranteed that the Net Asset Value per Unit would equal at least $98.27 as of December 31, 2000 (the "Principal Assurance Date"). On January 1, 2001, the Partnership did not renew its guarantee for a new Time Horizon and currently operates without a principal protected feature. This guarantee served only as a form of "stop loss," limiting the maximum loss which investors who retained their Units until the Principal Assurance Date could incur.

               Through December 31, 2001, the highest month-end Net Asset Value per Unit was $136.29 (October 31, 2001) and the lowest was $92.71 (April 30,
1994).

          (b)  FINANCIAL INFORMATION ABOUT SEGMENTS:

               The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Partnership does not engage in sales of goods or services.

          (c)  NARRATIVE DESCRIPTION OF BUSINESS:

               GENERAL

               The Partnership trades, through its investment in MM LLC, in futures, options on futures, forwards and options on forward contracts in major sectors of the world economy, with the objective of achieving substantial capital appreciation over time. Previously investors were assured of at least a predetermined minimum Net Asset Value per Unit as of the Principal
Assurance Date.

               MLIM AS LLC is the Partnership's trading manager, with responsibility for selecting Advisors to manage MM LLC's assets, allocating and reallocating MM LLC assets among different Advisors and determining the percentage of the Partnership's assets to be invested in MM LLC.

               Although considered as a whole, the Partnership, through its investment in MM LLC, trades in a diversified range of international markets. Certain Advisors, considered individually, concentrate primarily on trading in a limited portfolio of markets. The composition of the "sectors" included in the Partnership's portfolio varies substantially over time.

               MLIM AS LLC may, from time to time, direct certain individual Advisors to manage their accounts as if they were managing more equity than the actual capital allocated to them.

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

               MERRILL LYNCH'S PREVIOUS "PRINCIPAL PROTECTION" UNDERTAKING TO THE PARTNERSHIP

               Merrill Lynch, the parent company of the Merrill Lynch organization, which includes MLIM AS LLC and MLPF&S, agreed to contribute sufficient capital to the Partnership so that it would have adequate funds, after adjustment for all liabilities to third parties, and so that the Net Asset Value per Unit would be no less than $98.27 as of the second Principal Assurance Date (December 31, 2000). This guarantee, which was effective only as of the Principal Assurance Date, was a guarantee only of the minimum assured Net Asset Value, (plus distributions, if any), not against the loss of the use of time value of such investment or a guarantee of profit. Merrill Lynch was not required to make any payments pursuant to this guarantee. Such guarantee is no longer in place.

               OPERATION OF THE PARTNERSHIP AFTER THE SECOND PRINCIPAL ASSURANCE DATE

               When the Partnership reached its first Principal Assurance Date, MLIM AS LLC "restarted" the Partnership's trading program and the Merrill Lynch guarantee for a two-year period ending December 31, 2000. MLIM AS LLC notified investors that they would continue to operate the Partnership without a "principal protection" feature as of January 1, 2001.

               USE OF PROCEED AND INTEREST INCOME

               MARKET SECTORS

               The Partnership, through its investment in MM LLC, trades in a diversified group of markets under the direction of multiple independent Advisors. These Advisors from time to time materially alter the allocation of their overall trading commitments among different market sectors. Except in the case of certain trading programs which are purposefully limited in the markets which they trade, there is essentially no restriction on the commodity interests which may be traded by any Advisor or the rapidity with which an Advisor may alter its market sector allocations.

               MARKET TYPES

               The Partnership trades, through its investment in MM LLC, on a variety of United States and foreign futures exchanges. Substantially all of the Partnership's off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets.

               Many of the Partnership's currency trades, through its investment in MM LLC, are executed in the spot and forward foreign exchange markets (the "FX Markets") where there are no direct execution costs. Instead, the participants, banks and dealers in the FX Markets take a "spread" between the prices at which they are prepared to buy and sell particular currencies and such spreads are built into the pricing of the spot or forward contracts with the Partnership. In its exchange of futures for physical ("EFP") trading, the Partnership acquires cash currency positions through banks and dealers, including Merrill Lynch. The Partnership pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

               As in the case of its market sector allocations, the Partnership's commitments to different types of markets-- U.S. and non-U.S., regulated and non-regulated-- differ substantially from time to time as well as over time.

               CUSTODY OF ASSETS

               The majority of the Partnership's assets are currently held in customer accounts at Merrill Lynch.

               CASH MANAGEMENT

               As of June 2000, the Partnership, through MM LLC, began an Income Enhancement Program, whereas, a portion of its assets could be invested in Commercial Paper. This was done to improve the yield on cash assets not required for margin for trading purposes at MLPF&S. These holdings generally have maturities of 30, 60 or 90 days and are held to maturity. As of December 31, 2001, the Income Enhancement Program was inactive.

               INTEREST PAID BY MERRILL LYNCH ON THE PARTNERSHIP'S U.S. DOLLAR AND NON-U.S. DOLLAR ASSETS

               The Partnership's U.S. dollar assets invested in MM LLC are maintained at MLPF&S. On assets held in U.S. dollars not in the Income Enhancement Program, Merrill Lynch credits the MM LLC with interest at the prevailing 91-day U.S. Treasury bill rate. MM LLC is credited with interest on any of its assets and net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest which Merrill Lynch pays to the MM LLC, from possession of such assets.

               Merrill Lynch charges the Partnership, through MM LLC. Merrill Lynch's cost of financing realized and unrealized losses on the MM LLC's non-U.S. dollar-denominated positions.

               CHARGES

               During 2001, 2000 and 1999, the Partnership had 100% of its assets invested in MM LLC. The charges incurred by the Partnership through its investment in MM LLC are described in "Description of Current Charges" below.

               The Partnership's average month-end Net Assets during 2001, 2000 and 1999 equaled $11,843,011, $13,136,698, and $17,064,997, respectively.

                         DESCRIPTION OF CURRENT CHARGES

RECIPIENT        NATURE OF PAYMENT           AMOUNT OF PAYMENT
--------------   -------------------------   -----------------------------------

MLPF&S           Brokerage Commissions       A flat-rate monthly commission of
                                             0.729 of 1% (an 8.75% annual rate)
                                             of the Partnership's month-end
                                             assets allocated to trading. As of
                                             December 31, 2001, 100% of the
                                             Partnership's assets were allocated
                                             to trading in MM LLC.

                                             The estimated aggregate round-turn
                                             commission rates for MM LLC for the
                                             years ended December 31, 2001, 2000
                                             and 1999 were $64, $82 and $136,
                                             respectively.

MLPF&S           Use of Partnership assets   Merrill Lynch may derive certain
                                             economic benefit from the deposit
                                             of certain of the Partnership's
                                             U.S. dollar assets in offset
                                             accounts.

MLIM AS LLC      Administrative Fees         The Partnership pays MLIM AS LLC a
                                             monthly Administrative Fee equal to
                                             0.021 of 1% (a 0.25% annual rate)
                                             of the Partnership's month-end
                                             assets allocated to trading. As of
                                             December 31, 2001, 100% of the
                                             Partnership's assets were allocated
                                             to trading in MM LLC. MLIM AS LLC
                                             pays all of the Partnership's
                                             routine administrative costs.

Other            Bid-ask spreads             Bid-ask spreads on forward and
Counterparties                               related trades.

Advisors         Profit Shares               All Advisors can receive quarterly
                                             or annual Profit Shares ranging
                                             from 20% to 23% (depending on the
                                             Advisor) of any New Trading Profit
                                             achieved by their Partnership
                                             account. Profit Shares are also
                                             paid upon redemption of Units and
                                             upon the net reallocation of assets
                                             away from an Advisor. New Trading
                                             Profit is calculated separately in
                                             respect of each Advisor,
                                             irrespective of the overall
                                             performance of the Partnership. The
                                             Partnership, through MM LLC, may
                                             pay substantial Profit Shares
                                             during periods when it is incurring
                                             significant overall losses.

RECIPIENT        NATURE OF PAYMENT           AMOUNT OF PAYMENT
--------------   -------------------------   -----------------------------------

Advisors         Consulting Fees             MLPF&S currently pays the Advisors
                                             annual Consulting Fees of up to 2%
                                             of the Partnership's average
                                             month-end assets allocated to them
                                             for management, after reduction for
                                             a portion of the brokerage
                                             commissions.

MLPF&S;          Extraordinary expenses      Actual costs incurred; none paid to
  Others                                     date.

               REGULATION

               MLIM AS LLC, the Advisors and MLPF&S are each subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association (the "NFA"). Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission (the "SEC"). However, MLIM AS LLC itself is registered as an "investment adviser" under the Investment Advisers Act of 1940. MLPF&S is also regulated by the SEC and the National Association of Securities Dealers.

               (i) through (xii)-- not applicable.

               (xiii) The Partnership has no employees.

          (d)  FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS:

               The Partnership does not engage in material operations in foreign countries, nor is a material portion of the Partnership's revenues derived from customers in foreign countries. However, the Partnership trades, through its investment in MM LLC, on a number of foreign commodity exchanges. The Partnership does not engage in the sales of goods or services.

ITEM 2:   PROPERTIES

               The Partnership does not use any physical properties in the conduct of its business.

               The Partnership's only place of business is the place of business of MLIM AS LLC (MLIM Alternative Strategies LLC, Princeton Corporate Campus, 800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536). MLIM AS LLC performs all administrative services for the Partnership from MLIM AS LLC's offices.


ITEM 3:   LEGAL PROCEEDINGS

               Merrill Lynch -- a partner of MLIM (which is the sole member of MLIM AS LLC)-- as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations of financial condition or MLIM AS LLC or the Partnership.

               MLIM AS LLC itself has never been the subject of any material litigation.


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Partnership has never submitted any matter to a vote of its Limited Partners.


                                     PART II


ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS


ITEM 5(a)

          (a)  MARKET INFORMATION:

               There is no established public trading market for the Units, nor will one develop. Limited Partners may redeem Units as of the end of each month at Net Asset Value.

          (b)  HOLDERS:

               As of December 31, 2001, there were 505 holders of Units, including MLIM AS LLC.

          (c)  DIVIDENDS:

               The Partnership has made no distributions, nor does MLIM AS LLC presently intend to make any distributions in the future.


ITEM 5(b)

               Not applicable.


ITEM 6:   SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Partnership:


                                  FOR THE YEAR      FOR THE YEAR      FOR THE YEAR       FOR THE YEAR       FOR THE YEAR
                                      ENDED             ENDED             ENDED              ENDED              ENDED
                                  DECEMBER 31,      DECEMBER 31,      DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
STATEMENT OF OPERATIONS               2001              2000              1999               1998               1997
------------------------------   ---------------   ---------------   ---------------    ---------------    ---------------
Revenues:

Trading (Loss) Profit:
  Realized                       $             -   $             -   $             -    $      (267,771)   $       222,536
  Change in Unrealized                         -                 -                 -           (112,024)            51,814
                                 ---------------   ---------------   ---------------    ---------------    ---------------
  Total Trading Results                        -                 -                 -           (379,795)           274,350
                                 ---------------   ---------------   ---------------    ---------------    ---------------

Interest Income                                -                 -                 -            289,431            790,813
                                 ---------------   ---------------   ---------------    ---------------    ---------------
  Total Revenues                               -                 -                 -            (90,364)         1,065,163
                                 ---------------   ---------------   ---------------    ---------------    ---------------

Expenses:
  Brokerage Commissions                        -                 -                 -            166,505            519,637
  Administrative Fees                          -                 -                 -              4,757             14,688
  Profit Shares                                -                 -                 -                  -              2,914
                                 ---------------   ---------------   ---------------    ---------------    ---------------
  Total Expenses                               -                 -                 -            171,262            537,239
                                 ---------------   ---------------   ---------------    ---------------    ---------------
Income (Loss) from Investments           126,099           603,225          (213,362)         1,036,655          1,679,221
                                 ---------------   ---------------   ---------------    ---------------    ---------------
Net Income (Loss)                $       126,099   $       603,225   $      (213,362)   $       775,029    $     2,207,145
                                 ===============   ===============   ===============    ===============    ===============



                                  DECEMBER 31,      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
BALANCE SHEET DATA                    2001              2000              1999              1998              1997
------------------------------   ---------------   ---------------   ---------------   ---------------   ---------------
Partnership Net Asset Value      $    11,106,346   $    12,483,383   $    15,298,518   $    19,571,183   $    26,918,481
Net Asset Value per Unit         $        129.38   $        128.22   $        121.41   $        122.84   $        117.64
                                 ---------------   ---------------   ---------------   ---------------   ---------------

The variations in income statement line items are primarily due to investing in Trading LLCs and in MM LLC.

                                             MONTH-END NET ASSET VALUE PER UNIT
-----------------------------------------------------------------------------------------------------------------------------
         JAN.      FEB.      MAR.      APR.      MAY       JUNE      JULY      AUG.      SEPT.     OCT.      NOV.      DEC.
       --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
 1997  $ 110.66  $ 112.34  $ 112.02  $ 110.16  $ 109.61  $ 110.30  $ 116.70  $ 112.09  $ 115.05  $ 113.71  $ 114.47  $ 117.64
-----  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
 1998  $ 117.10  $ 117.18  $ 116.93  $ 112.78  $ 114.81  $ 114.98  $ 115.21  $ 120.33  $ 122.49  $ 122.27  $ 122.38  $ 122.84
-----  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
 1999  $ 121.29  $ 122.74  $ 122.19  $ 123.53  $ 122.56  $ 123.02  $ 123.26  $ 122.43  $ 120.65  $ 117.35  $ 120.50  $ 121.41
-----  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
 2000  $ 121.82  $ 120.90  $ 118.80  $ 118.95  $ 120.71  $ 119.23  $ 117.52  $ 117.90  $ 114.34  $ 114.54  $ 121.07  $ 128.22
-----  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
 2001  $ 127.28  $ 128.50  $ 134.56  $ 130.64  $ 129.29  $ 129.37  $ 129.07  $ 129.80  $ 130.91  $ 136.29  $ 129.65  $ 129.38
-----  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------


               Pursuant to CFTC policy, monthly performance is presented only from January 1, 1997 even though Units were outstanding prior to such date.

                      THE SECTOR STRATEGY FUND (SM) VI L.P.
                                DECEMBER 31, 2001

    TYPE OF POOL: SELECTED-ADVISOR/PUBLICLY-OFFERED/"NON-PRINCIPAL PROTECTED"(1)
                    INCEPTION OF TRADING: September 10, 1993
                      AGGREGATE SUBSCRIPTIONS: $108,693,900
                       CURRENT CAPITALIZATION: $11,106,346
                    WORST MONTHLY DRAWDOWN(2): (4.87)% (11/01)
              WORST PEAK-TO-VALLEY DRAWDOWN(3): (7.42)% (5/99-9/00)

              NET ASSET VALUE PER UNIT, DECEMBER 31, 2001: $129.38

                            MONTHLY RATES OF RETURN(4)
-----------------------------------------------------------------------------------
MONTH                    2001         2000         1999         1998         1997
--------------------   --------     --------     --------     --------     --------
January                   (0.73)%       0.34%       (1.26)%      (0.46)%       1.66%
--------------------   --------     --------     --------     --------     --------
February                   0.96        (0.75)        1.20         0.07         1.52
--------------------   --------     --------     --------     --------     --------
March                      4.71        (1.74)       (0.45)       (0.21)       (0.28)
--------------------   --------     --------     --------     --------     --------
April                     (2.91)        0.13         1.10        (3.55)       (1.66)
--------------------   --------     --------     --------     --------     --------
May                       (1.03)        1.48        (0.79)        1.79        (0.50)
--------------------   --------     --------     --------     --------     --------
June                       0.07        (1.23)        0.38         0.16         0.63
--------------------   --------     --------     --------     --------     --------
July                      (0.23)       (1.43)        0.20         0.20         5.80
--------------------   --------     --------     --------     --------     --------
August                     0.56         0.33        (0.67)        4.44        (3.95)
--------------------   --------     --------     --------     --------     --------
September                  0.85        (3.02)       (1.45)        1.80         2.64
--------------------   --------     --------     --------     --------     --------
October                    4.11         0.17        (2.74)       (0.18)       (1.16)
--------------------   --------     --------     --------     --------     --------
November                  (4.87)        5.70         2.68         0.09         0.67
--------------------   --------     --------     --------     --------     --------
December                  (0.21)        5.91         0.76         0.38         2.77
--------------------   --------     --------     --------     --------     --------
Compound Annual
Rate of Return             0.90%        5.62%       (1.17)%       4.43%        8.08%
--------------------   --------     --------     --------     --------     --------


               (1) Pursuant to applicable CFTC regulations, a "Multi-Advisor" fund is defined as one that allocates no more than 25% of its trading assets (i.e., assets committed to trading) to any single manager. As the Partnership may allocate more than 25% of its trading assets to one or more Advisors, it is referred to as a "Selected-Advisor" fund. Applicable CFTC regulations define a "Principal Protected" fund as one which is designed to limit the loss of participants' initial investment. Until December 31, 2000, MLIM AS LLC's trading leverage policies and the Merrill Lynch guarantee limited Limited Partners' losses on their Units at the Principal Assurance Date to 20% of the Net Asset Value of their Units as of the beginning of each new Time Horizon. The Principal Protection feature was discontinued as of January 1, 2001.

               (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1997 by the Partnership; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

               (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1997 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

               (4) Monthly Rate of Return is the net performance of the Partnership during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Partnership as of the beginning of such month.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

               ADVISOR SELECTIONS

               The Partnership's results of operations depend on MLIM AS LLC's ability to select Advisors and the Advisors' ability to trade profitably. MLIM AS LLC's selection procedures and trading leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only available information relevant to the Partnership's results of operations is its actual performance record to date. Because of the speculative nature of its trading, the Partnership's past performance is not necessarily indicative of its future results.

               MLIM AS LLC has made and expects to continue making frequent changes to both trading asset allocations among Advisors and Advisor combinations.

               MLIM AS LLC's decision to terminate or reallocate assets among Advisors is based on a combination of numerous factors. Advisors are, in general, terminated primarily for unsatisfactory performance, but other factors -- for example, a change in MLIM AS LLC's or an Advisor's market outlook, apparent deviation from announced risk control policies, excessive turnover of positions, changes in principals, commitment of resources to other business activities, etc. -- may also have a role in the termination or reallocation decision. The market judgment and experience of MLIM AS LLC's principals is an important factor in its asset allocation decisions.

               MLIM AS LLC has no timetable or schedule for making Advisor changes or reallocations, and generally makes a medium- to long-term commitment to all Advisors selected. There can be no assurance as to the frequency or number of Advisor changes that may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Partnership.

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

PERFORMANCE SUMMARY

               This performance summary is an outline description of how the Partnership performed in the past, and not necessarily any indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

               The Advisors, as a group, are unlikely to be profitable in markets in which such trends do not occur. Static or erratic prices are likely to result in losses. Similarly, unexpected events (for example, a political upheaval, natural disaster or governmental intervention) can lead to major short-term losses as well as gains.

               While there can be no assurance that any Advisor will be profitable under any given market condition, markets in which substantial and sustained price movements occur typically offer the best profit potential for the Partnership.

2001

               During 2001, all of the Partnership's assets were invested in MM LLC. The Partnership received trading profits as an investor in MM LLC. The following commentary for 2001 describes the trading results of MM LLC during the year.

               Trading in the interest rate sector was the most successful strategy for 2001. The impact of the weakening U.S. economy and the Federal Reserve's move to cut interest rates was felt throughout the futures market, as Euro futures contracts rose dramatically since December 2000. Eurodollar positions continued to post gains later in the year. Swiss franc short term interest rate contract trading and short Sterling 500 positions were also profitable. In October, the U.S. Treasury's announcement to stop issuing 30 year debt, coupled with worldwide governments easing of monetary policy, benefited long positions across the global yield curve.

               Despite year long volatility, stock index trading was profitable. Short positions resulted in gains as global equity markets remained caught between negative news about corporate earnings, the potential effects of further monetary easing and the global economic slump would worsen as an aftermath of the September 11 attacks. The global equity markets improved by year end, driven by the rebounding technology sector.

               Agricultural commodities trading was successful despite losses sustained early in the year. Excellent growing weather in the U.S., Argentina and Brazil, concerns about the U.S. export potential and inventories at historically high levels, kept the markets on the defensive. The cotton market sank to a 15 year low on short supply and increased demand. Short corn and cotton positions were profitable at mid year. By October, the soybean complex posted gains as the crushing capacity tightened up, driving spreads up to between $0.80-$1.00 in nearby delivery months, crushing spreads had been near the $0.60 range.

               Trading in the metals markets was successful. Silver prices reversed its earlier trend in February, as short positions were profitable. Silver trading continued to be volatile as China exports were high due to poor domestic demand, adversely affecting prices. Short positions in base metals posted gains in October as a weak economic outlook kept prices depressed. By year end, base metals reversed their downward trend on expectations of a quick economic recovery, generating losses on short positions.

               Currency trading suffered losses for the Partnership. Long Euro positions realized losses as the Euro fell back to the $0.90 level, despite strong fundamentals. The further weakening of the Euro and Japanese yen displayed how the global economy is not immune to the U.S. economic slowdown. Long British pound positions were profitable in September as it appreciated versus the U.S. dollar on concerns of the negative economic implications from the September 11 attacks.

               Energy trading was the most unprofitable strategy in 2001. Early on, crude oil prices were driven lower by both a seasonal downturn in global energy usage and heavier than normal refinery maintenance work, reducing demand. The sector continued to fade from downside pressure from a slowing global economy, inventory surplus and OPEC's decision to leave production levels unchanged. Oil prices sank in the last quarter as traders feared the attacks would cripple the airline industry, a major consumer of oil.

2000

               During 2000, all of the Partnership's assets were invested in MM LLC. The Partnership received trading profits as an investor in MM LLC. The following commentary for 2000 describes the trading results of MM LLC during the year.

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

               Interest rate trading was profitable for the Partnership. Short Eurodollar trading was profitable early in the year as the European Union ministers blamed the Euro's decline on rapid U.S. growth and fears that the Federal Reserve would continue to increase interest rates. By mid year, losses were incurred from U.S. Treasury bond and Euro 10-year bond trading as investors shifted to Treasuries due to increased volatility in the NASDAQ and other equity markets. Short Eurodollar turned unprofitable as the Euro improved after the European Central Bank's 50 basis point repo rate hike. Uncertainty surrounding the U.S. Presidential election caused investors to favor the bond markets over equities, resulting in significant gains for the Partnership's various long positions.

               Trading in the currency markets was also successful. Short Euro positions were profitable after officials from the Group of Seven met in January and failed to express concern about the low levels of the currency. Despite steep interest rate hikes by the Swiss National Bank ("SNB") and the general weakness of the Euro, the SNB said it will not keep the Swiss franc from rising. Short British pound positions were profitable as the pound was weak in the wake of the Bank of England's references to "sterling overvaluation". Short Japanese yen trading yielded gains in July as the Japanese yen finished weaker against the U.S. dollar in anticipation that the U.S. Federal Reserve would continue to raise interest rates. Short positions in the Canadian dollar resulted in gains as the currency weakened during November despite worsening U.S. dollar fundamentals, a large Canadian budget surplus and plans for tax cuts in Canada.

               Energy trading was profitable throughout the year as prices continued to surge. Despite the possibility of OPEC increasing oil production, crude oil prices continued to rise as such a hike would still leave oil inventories much below normal. Light crude oil prices continued to rise in June even though OPEC agreed to increase production on July 1. The market was looking for a larger production hike. By November, oil prices were pushed higher as a result of significantly lower temperatures than the previous year combined with a large inventory deficit.

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

               Metals trading alternated between profitability and unprofitability during the year. Copper trading resulted in losses after a Freeport, Indonesia mine announced output cuts would not be as severe, damaging the Partnership's long positions. Gold prices declined for most of 2000 as investors were discouraged from the drop in the Euro, severe weakness in the Australian dollar along with sharp decreases in the South African rand and Indian rupee. Nickel prices declined from slowing demand for stainless steel in Europe and Asia.

               Stock index markets trading was unprofitable during a volatile year. Signs of rising inflation fueled fears that the Federal Reserve would continue to raise interest rates aggressively to slow the economy. S&P 500 positions sustained losses as buyers retreated due to fears of a U.S. economic slowdown. Long positions were generally unprofitable throughout the year, with minimal gains realized from the Partnership's short positions.

1999

               During 1999, all of the Partnership's assets were invested in MM LLC. The Partnership received trading profits and losses as an investor in MM LLC. The following commentary for 1999 describes the trading results for MM LLC during the year.

               The Partnership finished 1999 with gains in energy, stock index and agricultural trading and losses in currency, interest rate and metals trading. Commodities spent 1999 in a transition phase, shifting from bearishness to a more neutral position. Lack of demand, particularly in Asia, was the dominant factor in the overall decline in commodity prices.

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

               During all periods set forth under "Selected Financial Data," the interest rates in many countries were at unusually low levels. The interest rates in the United States negatively impacted revenues because interest income is typically a major component of the Partnership's profitability. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Partnership's profit potential generally tends to be diminished. On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Partnership may be reduced as compared to high yielding and much lower risk fixed-income investments.

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

               Unlike many investment fields, there is no meaningful distinction in the operation of the Partnership between realized and unrealized profits. Most of the contracts traded by the Partnership, through MM LLC, are highly liquid and can be closed out at any time.

               Except in unusual circumstances, factors (e.g. regulatory approvals, cost of goods sold, employee relations and the like) which often materially affect an operating business have virtually no impact on the Partnership.

LIQUIDITY; CAPITAL RESOURCES

               The Partnership borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Partnership's U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency. They have been immaterial to the Partnership's operation to date and are expected to continue to be so.

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


ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA
    SECTOR STRATEGY VI LP

Net Income by Quarter
Eight Quarters through December 31, 2002

                           FOURTH      THIRD      SECOND       FIRST      FOURTH      THIRD      SECOND      FIRST
                           QUARTER    QUARTER     QUARTER     QUARTER    QUARTER     QUARTER     QUARTER    QUARTER
                            2001        2001       2001        2001        2000       2000        2000        2000
                            ----        ----       ----        ----        ----       ----        ----        ----
Total Income               $ 104,098  $ 503,880  $ (257,399) $1,069,257 $1,926,366  $(270,862)   $352,123  $  24,394
Total Expenses               227,114    366,611     223,403     476,609    538,781    249,345     301,420    339,249
                         ---------------------------------------------------------------------------------------------
Net Income                 $(123,016) $ 137,269  $ (480,802) $  592,648 $1,387,585  $(520,207)   $ 50,703  $(314,855)

Net Income per Unit        $   (1.40) $    1.52  $    (5.22) $     6.20 $    13.74  $   (4.84)   $   0.45  $   (2.55)

               The financial statements required by this Item are included in
Exhibit 13.01.

               The supplementary financial information ("information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               There were no changes in or disagreements with independent auditors on accounting or financial disclosure.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a,b) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS:

               As a limited partnership, the Partnership itself has no officers or directors and is managed by MLIM AS LLC. Trading decisions are made by the Advisors on behalf of the Partnership. MLIM AS LLC promotes the Partnership and its controlling person.

               The managers and executive officers of MLIM AS LLC and their respective business backgrounds are as follows:

FABIO P. SAVOLDELLI     Chairman, Chief Executive Officer and Manager

ROBERT M. ALDERMAN      Manager

FRANK M. MACIOCE        Vice President and Manager

STEVEN B. OLGIN         Vice President, Chief Administrative Officer and Manager

MICHAEL L. PUNGELLO     Vice President, Chief Financial Officer and Treasurer

               Fabio P. Savoldelli was born in 1961. Mr. Savoldelli is Chairman, Chief Executive Officer and a Manager of MLIM AS LLC. He oversees the Partnership's investments. Most recently, Mr. Savoldelli was Chief Investment Officer for the Americas at the Chase Manhattan Private Bank, responsible for managers investing assets in international and domestic institutional, private client and ERISA funds. Previously, he was Deputy Chief Investment Officer and Head of Fixed Income and Foreign Exchange at Swiss Bank Corp. London Portfolio Management International. Mr. Savoldelli was educated at the University of Windsor, Canada, and the London School of Economics.

               Effective March 1, 2002, Mr. Robert M. Alderman was elected a manager of MLIM AS LLC. Mr. Alderman was born in 1960. Mr. Alderman is a Managing Director of MLIM and global head of Retail Sales and Business Management for Alternative Investments. Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee based firm of J.C. Bradford & Co. where he was the Director of Marketing, and a National Sales Manager for Prudential Investments. Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997. During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning, Asset Management and High Net Worth
Services. He received his Master's of Business Administration from the Carroll School of Management Boston College and a Bachelor of Arts from Clark University. Mr. Alderman was elected as a Manager effective March 1, 2002.

               Frank M. Macioce was born in 1945. Mr. Macioce is a Vice President and a Manager of MLIM AS LLC and the senior legal counsel responsible for Alternative Investments. He joined MLIM in February 2000. From 1995 to 2000, Mr. Macioce was General Counsel of Operations, Services and Technology for Merrill Lynch, and from 1993 to 1995 served as Merrill Lynch Investment Banking General Counsel. From 1980 to 1993 he served as Assistant General Counsel of Merrill Lynch responsible for Corporate Law. During his 28 years with Merrill Lynch, he has served as a director and officer of a number of its affiliates. Mr. Macioce graduated from Purdue University with a Bachelor of Science in Economics and Psychology in 1967 and from Vanderbilt Law School with a Juris Doctor in 1972. Mr. Macioce is a member of the New York Bar.

               Steven B. Olgin was born in 1960. Mr. Olgin is a Vice President, Chief Adminstrative Officer and a Manager of MLIM AS LLC. He joined MLIM AS LLC in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics. In 1986, he received his Juris Doctor from The John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the National Futures Association. Mr. Olgin is a member of the Illinois Bar.

               Michael L. Pungello was born in 1957. Mr. Pungello is a Vice President, Chief Financial Officer and Treasurer of MLIM AS LLC. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master's of Business Administration in Finance from New York University in 1987.

               As of December 31, 2001, the principals of MLIM AS LLC had no investment in the Partnership, and MLIM AS LLC's general partner interest in the Partnership was valued at $120,712.

               MLIM AS LLC acts as general partner to eleven public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, ML Futures Investments II L.P., ML Futures Investments L.P., John W. Henry & Co./Millburn L.P., The SECTOR Strategy Fund (SM) II L.P., The SECTOR Strategy Fund (SM) V L.P., The S.E.C.T.O.R. Strategy Fund (SM) L.P., ML Global Horizons L.P., ML Principal Protection L.P., ML JWH(R) Strategic Allocation Fund L.P. and the Partnership. Because MLIM AS LLC serves as the sole general partner of each of these funds, the officers and managers of MLIM AS LLC effectively manage them as officers and directors of such funds.

          (c)  IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES:

               None.

          (d)  FAMILY RELATIONSHIPS:

               None.

          (e)  BUSINESS EXPERIENCE:

               See Items 10(a) and (b) above.

          (f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

               None.

          (g)  PROMOTERS AND CONTROL PERSONS:

               Not applicable.

ITEM 11:  EXECUTIVE COMPENSATION

               The managers and officers of MLIM AS LLC are remunerated by MLIM AS LLC. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of MLIM AS LLC and Administrative Fees to MLIM AS LLC. MLIM AS LLC or its affiliates may also receive certain economic benefits from holding the Partnership's U.S. dollar assets. The managers and officers receive no "other compensation" from the Partnership, and the managers receive no compensation for serving as managers of MLIM AS LLC. There are no compensation plans or arrangements relating to a change in control of either MLIM AS LLC or the Partnership.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:


                                                                  AMOUNT AND NATURE OF
TITLE OF CLASS              NAME OF BENEFICIAL OWNER              BENEFICIAL ONWERSHIP   PERCENT OF CLASS
-------------------------   -----------------------------------   --------------------   --------------------
Limited Partnership Units   City of Milford                               10,000 Units                  11.52%
                            Municipal Employees Pension Fund
                            70 West River Road
                            Milford, CT  06460-3317


          (b)  SECURITY OWNERSHIP OF MANAGEMENT:

               As of December 31, 2001, MLIM AS LLC owned 933 Units (unit-equivalent general partnership interests), which was less than 1.1% of the total Units outstanding.

          (c)  CHANGES IN CONTROL:

               None.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          (a)  TRANSACTIONS BETWEEN MERRILL LYNCH AND THE PARTNERSHIP

               All of the service providers to the Partnership, other than the Advisors, are affiliates of Merrill Lynch. Merrill Lynch negotiated with the Advisors over the level of its advisory fees and Profit Share. However, none of the fees paid by the Partnership to any Merrill Lynch party were negotiated, and they are higher than would have been obtained in arms-length bargaining.

               Through its investment in MM LLC, the Partnership pays Merrill Lynch substantial Brokerage Commissions and Administrative Fees as well as bid-ask spreads on forward currency trades. Through its investment in MM LLC, the Partnership also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

               Within the Merrill Lynch organization, MLIM AS LLC is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Partnership. MLIM AS LLC controls the management of the Partnership and serves as its promoter. Although MLIM AS LLC has not sold any assets, directly or indirectly, to the Partnership, MLIM AS LLC makes substantial profits from the Partnership due to the foregoing revenues.

               No loans have been, are or will be outstanding between MLIM AS LLC or any of its principals and the Partnership.

               MLIM AS LLC pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLIM AS LLC is ultimately paid back for these expenditures from the revenues it receives from the Partnership.

          (b)  CERTAIN BUSINESS RELATIONSHIPS:

               MLPF&S, an affiliate of MLIM AS LLC, acts as the principal commodity broker for the Partnership.

               In 2001, the Partnership, through MM LLC, expensed the following fees: (i) Brokerage Commissions of $1,032,578 to MLPF&S, which included $155,237 in consulting fees earned by the Advisors; and (ii) Administrative Fees of $29,502 to MLIM AS LLC. In addition, MLIM AS LLC and its affiliates may have derived certain economic benefits from possession of the Partnership's assets, as well as from foreign exchange and EFP trading.

               See Item 1(c), "Narrative Description of Business -- Charges" and "Description of Current Charges" for a discussion of other business dealings between MLIM AS LLC affiliates and the Partnership.

          (c)  INDEBTEDNESS OF MANAGEMENT:

               The Partnership is prohibited from making any loans, to management or otherwise.

          (d)  TRANSACTIONS WITH PROMOTERS:

               Not applicable.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)1.     FINANCIAL STATEMENTS:                                     PAGE
               -------------------------------------------------------   ----
               Independent Auditors' Report                                 1
               Financial Statements:
               Statements of Financial Condition
               as of December 31, 2001 and 2000                             2

               Statements of Operations For the years ended
                December 31, 2001, 2000 and 1999                            3
               Statements of Changes in Partners' Capital For
                the years ended December 31, 2001, 2000 and 1999            4

               Financial Data Highlights
               for the year ended December 31, 2001                         5

               Notes to Financial Statements                             6-11

     (a)2.     FINANCIAL STATEMENT SCHEDULES:

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

10.01(o) Form of Advisory Agreement between the Partnership, MLIM Alternative Strategies LLC, MLPF&S and each Advisor.

EXHIBIT 10.01(o): Is incorporated herein by reference from Exhibit 10.01(o) contained in the Registrant's report on Form 10-Q for the Quarter Ended June 30, 1995.

10.02(a) Form of Consulting Agreement between each Advisor of the Partnership and MLPF&S

EXHIBIT 10.02(a): Is incorporated herein by reference from Exhibit 10.02(a) contained in the Registrant's Registration Statement.

DESIGNATION               DESCRIPTION
-----------               -----------

10.03(a)                  Form of Customer Agreement between the Partnership and
                          MLPF&S

EXHIBIT 10.03(a): Is incorporated herein by reference from Exhibit 10.03(a) contained in the Registrant's Registration Statement.

10.05                     Merrill Lynch & Co., Inc. Guarantee.

EXHIBIT 10.05: Is incorporated herein by reference from Exhibit 10.05 contained in the Registrant's Registration Statement.

10.06 Foreign Exchange Desk Service Agreement among Merrill Lynch Investment Bank, MLIM Alternative Strategies LLC, MLPF&S and the Partnership.

EXHIBIT 10.06: Is incorporated herein by reference from Exhibit 10.06 contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

10.07(a) Form of Advisory and Consulting Agreement Amendment among MLIM Alternaitve Strategies LLC, each Advisor, the Partnership and MLPF&S

EXHIBIT 10.07(a): Is incorporated herein by reference from Exhibit 10.07(a) contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

10.07(b) Form of Amendment to the Customer Agreement among the Partnership and MLPF&S.

EXHIBIT 10.07(b): Is incorporated herein by reference from Exhibit 10.07(b) contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

13.01                     2001 Annual Report and Independent Auditors' Report.

EXHIBIT 13.01:            Is filed herewith.

13.01(a) 2001 Annual Report and Independent Auditors' Report for the following Trading Limited Liability Company sponsored by MLIM Alternative Strategies LLC: ML Multi-Manager Portfolio LLC

EXHIBIT 13.01(a):         Is filed herewith.

28.01                     Prospectus of the Partnership dated June 1, 1990.

EXHIBIT 28.01: Is incorporated by reference as filed with the Securities and Exchange Commission pursuant to Rule 424 under the Securities Act of 1933 (File No. 33-34432) filed on June 7, 1990.


          (b)  REPORT ON FORM 8-K:

               No reports on Form 8-K were filed during the fourth quarter of 2001.

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

                         THE SECTOR STRATEGY FUND (SM) VI L.P.
                         (SAFETY OF EQUITY CAPITAL; TARGETING OVERALL RETURN)

                         By:  MLIM ALTERNATIVE STRATEGIES LLC
                              (formerly Merrill Lynch Investment Partners Inc.)
                                   General Partner

                         By: /s/ FABIO P. SAVOLDELLI
                             -----------------------
                                   Fabio P. Savoldelli
                                   Chairman Chief Executive Officer and Manager
                                   (Principal Executive Officer)


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 29, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                  TITLE                                                         DATE
-------------------------  ------------------------------------------------------------  ---------------
/s/Fabio P. Savoldelli     Chairman, Chief Executive Officer and Manager                 March 29, 2002
-------------------------  (Principal Executive Officer)
Fabio P. Savoldelli

/s/Robert M. Alderman      Manager                                                       March 29, 2002
-------------------------
Robert M. Alderman



/s/Steven B. Olgin         Vice President, Chief Administrative Officer and Manager     March 29, 2002
-------------------------
Steven B. Olgin

/s/Michael L. Pungello     Vice President, Chief Financial Officer and Treasurer         March 29, 2002
-------------------------  (Principal Financial and Accounting Officer)
Michael L. Pungello


(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of MLIM Alternative Strategies LLC)

MLIM ALTERNATIVE           General Partner of Registrant                                 March 29, 2002
STRATEGIES LLC


By /s/ Fabio P. Savoldelli
   -------------------------
   Fabio P. Savoldelli

                      THE SECTOR STRATEGY FUND (SM) VI L.P.

                                 2001 FORM 10-K

                                INDEX TO EXHIBITS


                              EXHIBIT

Exhibit 13.01       2001 Annual Report and Independent Auditors' Report

Exhibit 13.01(a) 2001 Annual Report and Independent Auditors' Report for the following Trading Limited Liability Company sponsored by MLIM Alternative Strategies LLC:
                    ML Multi-Manager Portfolio LLC