Form 10-Q
period 2002-03-31
SECTOR STRATEGY FUND VI LP
filed 2002-05-15
CIK 904364

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2002

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from_________________ to ________________

Commission File Number 0-22448

                       THE SECTOR STRATEGY FUND(SM) VI L.P.
                     ---------------------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

          DELAWARE                                         13-3714541
------------------------------                 ---------------------------------
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

                                  609-282-6996
                 ----------------------------------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       THE SECTOR STRATEGY FUND(SM) VI L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION

                                                         MARCH 31,    DECEMBER 31,
                                                           2002           2001
                                                        (unaudited)
                                                       ------------   ------------
ASSETS
Investment in MM LLC                                   $  9,156,389   $ 11,106,346
Receivable from investment in MM LLC                      1,315,354        122,911
                                                       ------------   ------------

                TOTAL                                  $ 10,471,743   $ 11,229,257
                                                       ============   ============

LIABILITY AND PARTNERS' CAPITAL

Redemptions payable                                    $  1,315,354   $    122,911
                                                       ------------   ------------

            Total liabilities                             1,315,354        122,911
                                                       ------------   ------------

PARTNERS' CAPITAL:
   General Partner (933 and 933 Units)                      115,773        120,712
   Limited Partners (72,857 and 84,909 Units)             9,040,616     10,985,634
                                                       ------------   ------------

            Total partners' capital                       9,156,389     11,106,346
                                                       ------------   ------------

                TOTAL                                  $ 10,471,743   $ 11,229,257
                                                       ============   ============

NET ASSET VALUE PER UNIT

    (Based on 73,790 and 85,842 Units outstanding)     $     124.09   $     129.38
                                                       ============   ============

See notes to financial statements.

                       THE SECTOR STRATEGY FUND(SM) VI L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        FOR THE THREE      FOR THE THREE
                                                         MONTHS ENDED      MONTHS ENDED
                                                          MARCH 31,         MARCH 31,
                                                            2002               2001
                                                       ---------------    ---------------
Income (loss) from investment                          $      (454,481)   $       592,648
                                                       ---------------    ---------------

NET INCOME (LOSS)                                      $      (454,481)   $       592,648
                                                       ===============    ===============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
    and Limited Partner Units outstanding                       85,096             95,548
                                                       ===============    ===============

    Net income (loss) per weighted average
    General Partner and Limited Partner Unit           $         (5.34)   $          6.20
                                                       ===============    ===============


See notes to financial statements.

                       THE SECTOR STRATEGY FUND(SM) VI L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (unaudited)

                            UNITS            GENERAL PARTNER       LIMITED PARTNERS           TOTAL
                      ------------------    ------------------    ------------------    ------------------
PARTNERS' CAPITAL,
  December 31, 2000               97,357    $          135,803    $       12,347,580    $       12,483,383

Net income                             -                 6,695               585,953               592,648

Redemptions                       (4,391)                    -              (566,587)             (566,587)
                      ------------------    ------------------    ------------------    ------------------

PARTNERS' CAPITAL,
  March 31, 2001                  92,966    $          142,498    $       12,366,946    $       12,509,444
                      ==================    ==================    ==================    ==================

PARTNERS' CAPITAL,
  December 31, 2001               85,842    $          120,712    $       10,985,634    $       11,106,346

Net loss                               -                (4,939)             (449,542)             (454,481)

Redemptions                      (12,052)                    -            (1,495,476)           (1,495,476)
                      ------------------    ------------------    ------------------    ------------------

PARTNERS' CAPITAL,
  March 31, 2002                  73,790    $          115,773    $        9,040,616    $        9,156,389
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

                       THE SECTOR STRATEGY FUND(SM) VI L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund(SM) VI L.P. (the "Partnership") as of March 31, 2002 and the results of its operations for the three months ended March 31, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001 (the "Annual Report").

2.   INVESTMENT IN MM LLC

     As of March 31, 2002 and December 31, 2001, the Partnership had an investment in ML Multi-Manager Portfolio LLC ("MM LLC") of $9,156,389 and $11,106,346, respectively. As of March 31, 2002, and December 31, 2001, the Partnership's percentage ownership share of MM LLC was 4.92% and 5.51%, respectively.

     Total revenues and fees with respect to the Partnership's investment are set forth as follows:

                                   FOR THE THREE MONTHS    FOR THE THREE MONTHS
                                   ENDED MARCH 31, 2002    ENDED MARCH 31, 2001
                                        (unaudited)             (unaudited)
                                   --------------------    --------------------
Realized profit (loss)             $           (277,953)   $          1,162,807
Change in unrealized profit/loss                 13,088                (241,829)
Interest income                                  57,191                 148,279

Brokerage commissions                           232,900                 251,544
Administrative fees                               6,654                   7,187
Profit shares                                     7,253                 217,878
                                   --------------------    --------------------

Income (loss) from investment      $           (454,481)   $            592,648
                                   ====================    ====================

Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                         MARCH 31,            DECEMBER 31,
                           2002                  2001
                        (unaudited)
                   --------------------   --------------------
Assets             $        193,183,798   $        207,788,190
                   ====================   ====================

Liabilities        $          7,166,433   $          6,324,407
Members' Capital            186,017,365            201,463,783
                   --------------------   --------------------

Total              $        193,183,798   $        207,788,190
                   ====================   ====================

                    FOR THE THREE MONTHS    FOR THE THREE MONTHS
                    ENDED MARCH 31, 2002    ENDED MARCH 31, 2001
                         (unaudited)             (unaudited)
                    --------------------    --------------------
Revenues            $         (1,913,688)   $         17,007,938

Expenses                       2,151,469               6,927,429
                    --------------------    --------------------

Net Income (loss)   $         (4,065,157)   $         10,080,509
                    ====================    ====================

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The nature of this Partnership has certain risks, which can not be presented on the financial statements. The following summarizes some of those risks.

     MARKET RISK

     Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit
     (loss) on such derivative instruments as reflected in the Statements of Financial Condition or, with respect to Partnership assets invested in MM LLC, the net unrealized profit (loss) as reflected in the respective Statements of Financial Condition of MM LLC. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership and MM LLC as well as the volatility and liquidity of the markets in which such derivative instruments are traded.

     MLIM Alternative Strategies LLC ("MLIM AS LLC") has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time by the Partnership or MM LLC, and include calculating the Net Asset Value of their respective Partnership accounts and MM LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIM AS LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM AS LLC may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, MLIM AS LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection with the market risk controls being applied by the Advisors themselves.

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

     The Partnership, through MM LLC, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable in the financial statements of MM LLC in the Equity in commodity futures trading accounts in the Statements of Financial Condition.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

                 ----------------------------------------------
                           Jan.        Feb.        Mar.
                 ----------------------------------------------
                 2001      $127.28     $128.50     $134.56
                 ----------------------------------------------
                 2002      $125.59     $122.24     $124.09
                 ----------------------------------------------

     Performance Summary

     All of the Partnership's trading assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC.

     January 1, 2002 to March 31, 2002

     The energy sector was the only profitable trading strategy for the quarter. Natural gas short positions were profitable as the positions benefited from the mild weather in the United States. The sector experienced large declines in February due to increased concerns of the health of world economies. This lead to price instability. Gains were realized in March in the physical commodity markets, as fears of increased conflicts in the Middle East could potentially result in a shortage of oil supplies.

     Trading in stock indices resulted in losses for the quarter. Long equity exposures suffered losses in choppy market conditions as profit forecasts fell short and concern over the Enron accounting situation deepened. Uncertainty in the global market place prevailed, making for extremely difficult trading conditions. Long positions appreciated in March, notably in Japan, Germany and France, but not enough to offset earlier losses.

     Conflicting economic reports was the cause for losses in the interest rate sector. These reports prompted the Fund's managers to flip exposures from long positions to short positions in most major international bond markets during the quarter. European fixed income exposures posted losses under particularly direction-less markets. Global bond prices declined on growing optimism for as stronger economic outlook for the remainder of 2002.

     Trading in the metals sector was down for the quarter. Short positions in base metals were unsuccessful early on as base metals prices soared on the hope that an economic recovery in the United States would boost demand. Precious metal prices declined as the U. S. economy continued to show signs of stabilizing and inflation concerns waned. Long gold positioning generated gains as prices rose above $300 for the first time in two years.

     Currency trading resulted in losses for the Partnership. In January, gains were generated in short Japanese yen positions as the Japanese yen continued to depreciate against the U.S. dollar due to continued deterioration of economic fundamentals in Japan. In February, all of the futures traded currencies appreciated against the U.S. dollar, except the Canadian dollar. March was a relatively volatile month for G-7 currencies. The U.S. dollar fell from 133 to 127.50 Japanese Yen during the first week, and then almost completely reversed the move by month-end, causing losses.

     Agricultural trading was the least successful strategy. During January and February, coffee prices were in a downward trend. This trend sharply reversed in March as reduced exports from Mexico and Central America trimmed inventories of exchange-approved beans in U.S. warehouses. As prices rose, the Partnership's short positions sustained losses.

     January 1, 2001 to March 31, 2001

     Trading in the interest rate sector was highly profitable for the Partnership during the quarter. Long positions in the Euro resulted in gains in January. The impact of the weakening U.S. economy and the Federal Reserve's move to cut interest rates was felt throughout the interest rate futures market as Euro futures contracts rose dramatically since December 2000. Euro-yen and Euro-bond cross futures trading produced gains for the sector.

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

     Currency trading resulted in gains for the Partnership. Losses were realized during January and February on long Euro and Swiss franc trading. After rallying from a low of 82- -83 cents to 96 cents, the Euro corrected back to the 90 cent level, despite strong fundamentals. This resulted in losses for the Partnership's long positions. The sector rebounded strongly on March on substantial gains from short Japanese yen positions.

     Trading in the metals market was successful. Losses from silver positions were sustained in January as silver had a minor technical run as it reached it's four month high. Short silver positions were profitable in February as silver prices reversed its earlier trend and declined as the market was generally weak. Gold's failure to rally weighted on the market. March was a volatile trading month as another attempted gold rally failed, resulting in gains in short positions.

     Stock index trading was moderately successful despite uncertainty in equity markets. Short S&P 500 and NASDAQ positions resulted in gains as global equity markets remain caught between negative news about earnings and the potential positive effects of further monetary easing.

     Energy trading was the only unprofitable sector during the quarter. Natural gas prices pulled back in January after rallying during the last few months, resulting in losses. Crude oil prices were driven by both a seasonal downturn in global oil usage and heavier than normal refinery maintenance work, reducing demand. Short natural gas positions were unprofitable in March on concerns over supply availability.

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

          (a)  None.
          (b)  None.
          (c)  None.
          (d)  None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          Effective March 1, 2002, Mr. Robert Alderman was elected a manager of MLIM Alternative Strategies LLC, the Partnership's General Partner. Mr. Alderman is a Managing Director of MLIM and global head of Retail Sales and Business Management for Alternative Investments. In this capacity, he is responsible for coordinating a global sales effort and managing the retail product line, which includes hedge fund, private equity opportunities, managed futures and exchange funds.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  EXHIBITS

          There are no exhibits required to be filed as part of this report.

          (b)  REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the first three months of fiscal 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE SECTOR STRATEGY FUND(SM) VI L.P.




                             By: MLIM ALTERNATIVE STRATEGIES LLC
                                    (General Partner)






Date:  May 15, 2002          By /s/ FABIO P. SAVOLDELLI
                                ------------------------
                                Fabio P. Savoldelli
                                Chairman, Chief Executive Officer and Manager (Principal Executive Officer)







Date:  May 15, 2002          By /s/ MICHAEL L. PUNGELLO
                                -----------------------
                                Michael L. Pungello
                                Vice President, Chief Financial Officer
                                and Treasurer
                                (Principal Financial and Accounting Officer)